Form 10-K
period 2022-12-31
Israel Acquisitions Corp
filed 2023-04-17
CIK 1915328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-41593

ISRAEL ACQUISITIONS CORP

(Exact name of registration as specified in its charter)

Cayman Islands	87-3587394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12600 Hill Country Blvd, Building R, Suite 275 Bee Cave, Texas	78738
(Address of principal executive offices)	(Zip Code)

(800) 508-1531

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one redeemable warrant	ISRLU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	ISRL	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share, each at an exercise price of $11.50 per share	ISRLW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (17 CFR § 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒ No  ☐

As of March 31, 2023, the aggregate market value of the Class A ordinary shares, par value $0.0001 per share, of the registrant held by non-affiliates of the registrant was $154,856,625 based on the $10.23 closing sale price of the Registrant’s Class A ordinary shares on such date.

As of March 31, 2023, there were 15,137,500 Class A ordinary shares, par value $0.0001 per share issued and outstanding.

Documents incorporated by reference: NONE

CERTAIN DEFINED TERMS

Unless otherwise stated or unless the context otherwise requires, the terms “we,” “us,” “our” or the “Company” refer to Israel Acquisitions Corp, an exempted limited company incorporated in the Cayman Islands.

In this Annual Report on Form 10-K, unless the context otherwise requires, references to:

•	“amended and restated memorandum and articles of association” are to the second amended and restated memorandum and articles of association that the company adopted prior to the consummation of the Initial Public Offer;

•	“Annual Report on Form 10-K” are to this Annual Report on Form 10-K for the fiscal year ended December 30, 2022;

•	“BTIG” are to BTIG, LLC the representative of the underwriters;

•	“Class A ordinary shares” are to our Class A ordinary shares, par value $0.0001 per share;

•	“Class B ordinary shares” are to our Class B Ordinary shares, par value $0.0001 per share;

•	“Companies Act” are to the Companies Act (2022 Revision) of the Cayman Islands as the same may be amended from time to time;

•	“founder shares” are to our Class B ordinary shares initially issued to the Sponsor in a private placement prior to the Initial Public Offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares are not “public shares”);

•	“Initial Public Offering” are to our initial public offering of 14,375,000 units, at a price of $10.00 per unit, including the issuance of 1,875,000 units as a result of the underwriter’s exercise of its over-allotment option in full, which we consummated on January 18, 2023, generating gross proceeds to us of $143,750,000;

•	“initial shareholders” are to our Sponsor and any other holders of our founder shares prior to the Initial Public Offering (or their permitted transferees);

•	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

•	“management” or our “management team” are to our officers and directors;

•	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

•	“private placement shares” are to the Class A ordinary shares sold as part of the private placement units;

•	“private placement units” are to the units issued to the Sponsor, BTIG, Exos Capital LLC, and Jones Trading Institutional Services LLC in a private placement simultaneously with the closing of the Initial Public Offering, which private placement units are identical to the units sold in the Initial Public Offering, except that the private placement units are subject to certain limited exceptions as described in this Annual Report on Form 10-K;

•	“private placement warrants” are to the warrants sold as part of the private placement units;

•	“public shareholders” are to the holders of our public shares, including the Sponsor and management team to the extent the Sponsor and/or members of our management team purchase public shares, provided that the Sponsor’s and each member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

•	“public shares” are to our Class A ordinary shares sold as part of the units in Initial Public Offering (whether they were purchased in the Initial Public Offering or thereafter in the open market);

•	“public warrants” are to our redeemable warrants sold as part of the units in the Initial Public Offering (whether they were purchased in the Initial Public Offering or thereafter in the open market, including warrants that may have been acquired by the Sponsor or its affiliates in the Initial Public Offering or thereafter in the open market);

•	“SPAC” means a special purpose acquisition company;

•	“Sponsor” are to Israel Acquisitions Sponsor LLC, a Delaware limited liability company;

•	“Team” are to our management team, directors, and advisors;

•	“trust account” are to the U.S.-based trust account at J.P. Morgan Chase Bank, N.A. maintained by American Stock Transfer & Trust Company, acting as trustee, which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company;.

•	“underwriters” are to BTIG, LLC, Exos Securities LLC and JonesTrading Institutional Services LLC, the underwriters in the Initial Public Offering; and

•	“warrants” are to our public warrants and private placement warrants.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Investors are cautioned that statements that are not strictly historical statements of fact constitute forward-looking statements, including, without limitation, statements under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and are identified by words like “believe,” “expect,” “may,” “will,” “should,” “seek,” “anticipate,” or “could” and similar expressions. Forward looking statements in this Annual Report on Form 10-K may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account (as described herein) or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance.

Forward-looking statements are not assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those expressed or implied by forward-looking statements include those discussed elsewhere in this Annual Report on Form 10-K and in future Quarterly Reports on Form 10-Q or other reports filed with the Securities and Exchange Commission (“SEC”).

Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date of this report. We undertake no obligation to publicly revise or update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

References to a fiscal year refer to our fiscal year ended December 31 of the specified year.

PART I

ITEM 1.	BUSINESS

General

We are a newly organized blank check company incorporated on August 24, 2021, as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar combination with one or more businesses or assets, which we refer to throughout this Annual Report on Form 10-K as our initial business combination. To date, our efforts have been limited to organizational activities and activities related to the search for a target business for our initial business combination. We have not selected any potential business combination target, and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any potential business combination target with respect to an initial business combination with us. We have generated no revenues to date, and we do not expect that we will generate operating revenues at the earliest until we consummate our initial business combination. While we may pursue an initial business combination target in any industry or sector, we intend to focus our search on high-growth technology companies that are domiciled in Israel, that carry out all or a substantial portion of their activities in Israel, or that have some other significant Israeli connection.

Overview

Our business strategy is focused on identifying Israeli technology companies that would benefit from our expertise and create long-term value, although our efforts to identify a prospective business combination target will not necessarily be limited to a particular industry, sector or region.

The technology industry as a whole has experienced an unprecedented acceleration of its growth during the coronavirus (“COVID-19”) pandemic as more businesses adopted new and innovative ways of doing business and more consumers rapidly adopted digital platforms to consume products and services.

We believe that Israel holds numerous public-ready technology companies that are positioned for high-growth, as evidenced by the number of Israeli companies listed on Nasdaq and “Unicorns” (companies with a valuation of $1 billion or greater) that originated in Israel. Israel is positioned today as the largest Unicorns-per-capita nation in the world, with as much as 10% of the world’s unicorns located in Israel or originated by Israeli founders as of the end of 2021.

The Israeli tech ecosystem presents a major opportunity for us. There is a significant number of Israeli companies in the growth stage, backed up by late stage and growth investments. According to research firm IVC, 607 growth-stage Israeli tech companies raised over $15 billion of late-stage investments in 2019 and 2020 alone. We believe that a number of these companies are considering Nasdaq as the next step to becoming Unicorns, and we are well positioned to take advantage of this market opportunity and facilitate this move.

The Israeli tech ecosystem presents a major opportunity for us. There is a significant number of Israeli companies in the growth stage, backed up by late stage and growth investments. According to research firm IVC, 607 growth-stage Israeli tech companies raised over $15 billion of late-stage investments in 2019 and 2020 alone. We believe that a number of these companies are considering Nasdaq as the next step to becoming Unicorns, and our SPAC is well positioned to take advantage of this market opportunity and facilitate this move.

Our objective is to generate attractive returns and create value for our shareholders by capitalizing on the expertise of our Team. Our Team has an extensive track record of identifying and selecting successful targets, closing investments and merger and acquisition transactions, and increasing the value of companies post-investment or post-transaction. They have excellent access to the Israeli technology ecosystem, through personal relationships with “C” suite executives, venture capital and private equity directors and others involved with dozens of companies meeting our investment objectives and criteria. We intend to leverage their significant contacts and experience to identify, evaluate and acquire a target business. We maintain an Internet website at https://israelacquisitionscorp.com/..

Initial Public Offering

The SEC declared the registration statement for our Initial Public Offering effective on January 12, 2023. On January 18, 2023, we consummated our Initial Public Offering of 14,375,000 units, which included the full exercise the underwriters’ over-allotment option in the amount of 1,875,000 units, at $10.00 per unit, generating gross proceeds of $143,750,000. Each unit is comprised of one Class A ordinary share and one public warrant.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of (i) 637,500 private placement units at a price of $10.00 per private placement unit in a private placement to the Sponsor, (ii) 75,000 private placement units at price of $10.00 per private placement unit in a private placement to BTIG, LLC, (iii) 25,000 private placement units at price of $10.00 per private placement unit in a private placement to Exos Capital LLC, and (iv) 25,000 private placement units at price of $10.00 per private placement unit in a private placement to JonesTrading Institutional Services LLC.

Following the closing of our Initial Public Offering on January 18, 2023, an amount of $146,625,000 ($10.00 per unit sold in our Initial Public Offering) from the net proceeds of the sale of the units in the Initial Public Offering and the sale of the private placement units was placed in a trust account, until the earlier of (i) the completion of our initial business combination and (ii) the distribution of the funds held in our trust account, as described below.

Management Team

Ziv Elul serves as our Chief Executive Officer and a member of our board of directors. Mr. Elul has 16 years of industry and managerial experience with start-up and high-growth technology businesses operating globally, which includes two acquisition transactions and operational experience as the CEO of a publicly traded company. In 2007. Mr. Elul co-founded Inneractive, an independent automated mobile platform with marketplace exchange capabilities and focused on powering video ads. He served as CEO of Inneractive, leading it to outstanding profitability until its acquisition by Fyber N.V. (FSE:FBEN), a global provider of monetization platforms for mobile publishers, in July 2017. Following the acquisition, Mr. Elul continued to serve as CEO and led the integration of the businesses under one brand with a strong focus on cutting-edge technology. Under his leadership, Fyber N.V. reached profitability for the first time as a combined company. In May 2021, Fyber N.V. was acquired for $600 million by a multi-billion dollar media and advertising solutions company, Digital Turbine (Nasdaq:APPS), where he was appointed to serve as a strategic advisor supporting the integration. Prior to 2007, Mr. Elul served as a Lieutenant Colonel in Israel’s Reserves Corps. Mr. Elul is a member of the Israeli branch of the Young Presidents’ Organization (“YPO”), a global network of young chief executives, and is deeply involved in the Israeli high tech and startup ecosystem. Mr. Elul is an active investor in Israeli technology companies, with a portfolio of 18 company investments to-date (including several successful exits, such as Spotinst (acquired by Net App for $450 million)) and an investor in seven venture capital firms. He holds an Executive MBA from the Hebrew University which he graduated from with honors.

Sharon Barzik Cohen serves as our Chief Financial Officer and a member of our board of directors. In March 2021, Ms. Cohen joined Qumra Capital, a leading growth capital fund that invests in late stage technology-driven companies, as Partner and Chief Operating Officer. Before Qumra, she was CFO of the Storage Division at Dell EMC in Israel, having previously served since 2011 as CFO of XtremIO, which developed all flash advanced storage solutions and was acquired by EMC in 2012 in one of the largest acquisitions in the Israeli tech market at the time. In this role Ms. Cohen oversaw global finance teams worldwide, and was a member of the Dell Israel leadership team. Prior to 2011, Ms. Cohen was CFO of N-trig, a developer of transparent electromagnetic digitizers for the mobile computers market, which was acquired by Microsoft in 2015. From 1996 to 2003, she served as CFO of RadioTel, a leading networking company offering next-generation SDH/Sonet network solutions. Ms. Cohen earned a BA in Psychology, summa cum laude, and an Executive MBA, cum laude, both from Tel Aviv University.

Izhar Shay serves as Chairman of our board of directors. Mr. Shay currently serves as a venture partner at Disruptive AI, an early stage venture capital firm focused on AI investments. He also is the Chairman of Kendago, a leading digital marketing household and is on the Board of Directors of Aquarius Engine (TASE: AQUA, Developer of a Two Sided Free Piston Linear Engine), Tastewise (an AI based consumer insights platform for food & beverage innovation) and Equinom (a food-tech company developing non-GMO plant-based ingredients). From 2020 to 2021, Mr. Shay was Israel’s Minister of Science and Technology. Prior to that Mr. Shay’s professional career included various management and business positions in the Israeli high-tech and venture capital sectors. Previously, he worked as a high-tech entrepreneur and managed a number of companies for nearly ten years in the United States. In 1998, he co-founded Business Layers, a developer of Identity Management software solutions, and served as the company’s CEO until its sale in 2003 to Netegrity (Nasdaq: NETE). From 2004-2005, Mr. Shay served as chairman and CEO of V-Secure Technologies, a developer of intrusion prevention products intended to block cyber-attacks, which he led through its sale to Radware (NASDAQ: RDWR). In 2006, he joined the international venture capital fund Canaan Partners as a partner and managed its investment activities in Israel until 2014. At that time, Canaan Partners had assets under management of approximately $2.0B. Together with his partner, Ehud Levy, he co-founded Canaan Partners Israel in 2014, which made investments in Israeli technology start-ups, focusing on investments in mobile, digital media, Internet, communications and software. He served as a director at LiveU (acquired by Francisco Partners), Viewbix (acquired by Algomizer), Rollout.io, Drupe, and RegulusX and served as a director at Prime Sense prior to its sale to Apple as well as at N-trig, which was sold to Microsoft. In 2015, Mr. Shay was selected by the Israeli media outlet Geektime to be on the list of the 100 most influential people in the Israeli high-tech. Mr. Shay was elected as a member of the Israeli parliament, where he served from 2019 to 2021. He was a member of the special Coronavirus Cabinet, which was formed by the Israeli government, where he helped lead the national efforts confronting the challenges of the Covid-19 pandemic.

Candice Beaumont serves as a member of our board of directors. Beginning in October 2020, Candice Beaumont began to serve as an advisor to Springwater Special Situations Corp. (Nasdaq: SWSSU), a special purpose acquisition company formed to effectuate a merger or similar transaction with one or more businesses, which completed its initial public offering on August 25, 2021 and is currently searching for an initial business combination with a well-positioned business with operational improvements in Europe or elsewhere. Ms. Beaumont is a member of the Board of Directors of Clean Earth Acquisition Corp. (Nasdaq: CLINU), a special purpose acquisition company that completed its initial public offering in February 2022 and entered into a business combination agreement on October 12, 2022 for the purposes of acquiring substantially all of the subsidiaries of Alternus Energy Group Plc, a public limited company incorporated under the laws of Ireland. Ms. Beaumont has served since 2016 as Chairman of the Salsano Group, a Panama based family office and conglomerate invested in private equity. From 2003 to present, Ms. Beaumont has served as Chief Investment Officer of L Investments, a single-family office invested in public and private equity. Ms. Beaumont speaks at numerous family office and investment conferences globally, including the Stanford University Graduate School of Business Global Investor’s Forum, is a NYU Stern Family Office Council member serving on the Steering Committee, and is an Advisory Board member of the Family Office Association. From 2012 to 2014, Ms. Beaumont was a member of the board of directors of I2BF Venture Fund II, a Dubai Financial Services Authority regulated clean tech venture capital firm with offices in Dubai, New York and London, as well as an Advisory Board member of The Luxury Fund. Ms. Beaumont remains committed to community and philanthropic causes and serves on the International Council of Advisors for Global Dignity, a charity founded by Crown Prince Haakon of Norway to foster global respect and dignity across all borders, genders, religions and races. Ms. Beaumont was part of the Milken Young Leaders Circle and is a member of the Milken Institute, as well as an active member of YPO. Ms. Beaumont started her career in Corporate Finance at Merrill Lynch in 1996 and worked as an investment banker at Lazard Frères from 1997 to 1999, during which time Ms. Beaumont executed over $20 billion of merger and acquisition advisory assignments. Ms. Beaumont also worked in private equity at Argonaut Capital from 1999 to 2001. Ms. Beaumont obtained a Bachelor in Business Administration from the University of Miami, graduating first in her class with a major of International Finance & Marketing. Ms. Beaumont was captain of the University of Miami varsity tennis team, where Ms. Beaumont earned Academic All-American honors, and is also a former world-ranked professional tennis player. Ms. Beaumont completed Global Leadership & Public Policy for the 21st Century at Harvard Kennedy School in 2015. Ms. Beaumont was honored by Trusted Insight as one of the Top 30 Family Office Chief Investment Officers in 2017 and as a Young Global Leader by the World Economic Forum in 2014. Ms. Beaumont has a broad network of relationships, including investors in private and public equity, leading venture capital firms with compelling pre-initial public offering companies and has expertise sourcing deals, evaluating private and public businesses, and conducting detailed due diligence and risk management.

Peter Cohen serves as a member of our board of directors. Mr. Cohen was an investment banker for approximately three decades, advising CEOs and boards of directors on mission critical strategic and financing transactions. Most recently, from 2015 to 2020, he was a Managing Director and Global Head of Media, Entertainment & Sports Investment Banking at Barclays. In this role, he led a team responsible for managing all client coverage efforts for the firm in these sectors globally. He primarily focused on the largest clients in the Diversified and New Media and Sports sub-sectors, specializing in mergers & acquisitions, as well as debt and equity capital raising efforts, on behalf of clients worldwide. From 2009 to 2015, he had similar responsibilities as a Senior Managing Director at Blackstone. Mr. Cohen started his investment banking career at JP Morgan in 1993. Some of the more noted transactions he participated in over his thirty year career include: representing the Los Angeles Dodgers in their sale to Guggenheim Partners, the sale of the Chicago Cubs to the Ricketts family, representing Altice NV in its acquisition of Cablevision Systems Corp., representing Cineworld Group PLC on its acquisition of Regal Entertainment Group, and News Corporation on its acquisition of Dow Jones & Company.

Roy Zisapel serves as a member of our board of directors. Mr. Zisapel is a co-founder of Radware (NASDAQ: RDWR), a leader of cybersecurity and application delivery solutions for physical, cloud and software-defined data centers. Mr. Zisapel has served as President and Chief Executive Officer of Radware since the company’s inception in April 1997, and he is responsible for the overall direction and strategy of the company. Under his leadership, Radware has grown from a startup to a global, Nasdaq-listed industry leader with more than 35 offices and 1,100 employees worldwide. He was instrumental in raising over $200 million for Radware, which included two public offerings: an initial public offering in September 1999 — just two and a half years after the company’s inception — and a follow-on offering in January 2000. Radware’s growth has paralleled working with some of the most prominent brands in the world, including commercial banks, stock exchanges, retailers, telecom companies and mobile operators. Radware maintains strategic partnerships with Cisco, Checkpoint, IBM, Microsoft, Nokia, SAP and VMWare, among others. Mr. Zisapel has led Radware through several successful acquisitions, including V-Secure Technologies (2005), Covelight Systems (2007), Nortel’s application delivery business, Alteon (2009), and Strangeloop Networks in 2013. Most recently, he oversaw the acquisition of Seculert (2017) and ShieldSquare (2019). From 1996 to 1997, Mr. Zisapel was a team leader of research and development projects for RND Networks Ltd. From 1994 to 1996, Mr. Zisapel was employed as a software engineer for other companies in Israel. Mr. Zisapel graduated summa cum laude with a B.S. degree in mathematics and computer science from Tel Aviv University, where he was honored with the International Wolf Prize for research students. Mr. Zisapel holds several U.S. patents and patent applications in the areas of global load balancing, network proximity, traffic redirection and multi-homing.

Daniel S. Recanati serves as a member of our board of directors. Mr. Recanati is the founder & CEO of Rhodium, a privately-owned investment firm with a diverse portfolio including some of Israel’s most promising companies. Mr. Recanati founded and invested in numerous tech ventures from early stage to growth, across different sectors such as fintech, foodtech, cyber, AI, digital media, e-commerce, automotive, communication and mobile. Mr. Recanati is an early investor in successful Israeli companies such as Outbrain (NASDAQ:OB), eToro, Yotpo, Storedot, Celsius, Face.com (acquired by Facebook), Hopstop (acquired by Apple), Zooz (acquired by PayU), Rounds (acquired by Kik), Hexatier (acquired by Huawei), IMGN (acquired by WarnerMusic) and Compass (acquired by Sage). For over two decades, Mr. Recanati has been focusing on accelerating social impact through technology, by co-founding and being closely involved in a variety of community organizations. Mr. Recanati serves on the board of The Yahel Foundation, the Recanati family philanthropy foundation, which aims to narrow social gaps by driving social processes and supporting non-profit organizations that advance education, welfare and health. Mr. Recanati also serves on the board of MadaTech — The Israel National Museum of Science Technology and Space. Mr. Recanati co-founded and serves on the board of Apple Seeds Academy (“Tapuah”), an Israeli nonprofit organization that was founded with the aim of bridging between Israel’s growing tech sector and the digital peripheries. He also serves on the board of “Ogen”- A non-profit social lending enterprise, providing affordable credit to disadvantaged segments of the Israeli public. Mr. Recanati holds an LLB and BA from the Reichman University, Herzliya.

Our Advisory Board

Alex Greystoke serves as a member of our advisory board and is one of our founders. Mr. Greystoke is a successful serial entrepreneur with a breadth of skills in a diverse range of industries. He is a founder and member of the advisory board of Goal Acquisitions Corp. (Nasdaq: PUCKU), a SPAC that raised $258 million through its initial public offering in February 2021 and entered into a business combination agreement on November 17, 2022 for the purposes of acquiring Digital Virgo Group, a French corporation. Mr. Greystoke is also the founder and member of the advisory board of Clean Earth Acquisition Corp. (Nasdaq: CLINU), a SPAC that completed a $200 million initial public offering in February 2022 and entered into a business combination agreement on October 12, 2022 for the purposes of acquiring substantially all of the subsidiaries of Alternus Energy Group Plc, a public limited company incorporated under the laws of Ireland. Mr. Greystoke is also on the board of Springwater Special Situations Corp (Nasdaq: SWSSU), a SPAC that raised $168 million through its initial public offering in August 2021 and is seeking to merge with a well-positioned business with operational improvement opportunities in Europe or elsewhere. Mr. Greystoke is the founder of multiple AI technology companies including TripChamp, VacationChamp and TravelChamp. He is the inventor of three granted artificial intelligence patents, with eight pending patent applications. Mr. Greystoke also holds investments in real estate, food and beverage, technology and other sectors. Mr. Greystoke founded HSC, a boutique corporate finance business raising money for and helping emerging companies commercialize in a range of sectors including technology, energy, healthcare and consumer products utilizing his wide network of partners throughout Asia, Europe, the Middle East and the U.S. Mr. Greystoke has served as director to numerous companies in the education, technology, AI and renewable energy spaces, and has served as a Chairman to a U.K. listed Chinese manufacturing company.

Robert Pincas serves as a member of our advisory board and is one of our founders. Mr. Pincas is a successful investment manager and entrepreneur with over 20 years of experience in the Israeli ecosystem and international capital markets. Over the years, Mr. Pincas has developed a deep network with Israeli tech companies and a wide range of international investors. Currently, Mr. Pincas serves as the Small and Medium Businesses (“SMB”) partner for Fundit, a leading crowdfund platform in Israel, regulated by the Israeli Securities Authority. Between 2007 and 2020 Mr. Pincas was a Managing Director with MG Investment Capital, a venture capital fund investing in Israeli technology with a profitable return for investors. Mr. Pincas was the Accelerator Program Director (Jerusalem and the Plains) for Maof-Tech, for the Israeli Economy Ministry. Between 2014 and 2018 Mr. Pincas managed Maof Rishon LeZion (sponsored by the Israeli Economy Ministry), one of the largest consulting centers in Israel, servicing thousands of SMB businesses. Mr. Pincas served between 2003-2008 as Executive Director and Partner with MG Equity Partners Ltd., an investment bank focusing on cross border transactions between Israeli and European companies and the London capital markets, such as Domino’s Pizza Switzerland, Pepsi Romania and MTI Wireless, Mr. Pincas has volunteered with Paamonim, a nonprofit organization focusing on financial education for families. Mr. Pincas holds an MBA from Tel Aviv University and a BA in Economics from Ben Gurion University.

Eitan Efron serves as a member of our advisory board and is one of our founders. Mr. Efron has 30 years of experience in technology investments, technology and business management and high-tech entrepreneurship. Mr. Efron has a diverse entrepreneurial and management background. Mr. Efron is a founder of four technology startups, including Oversi Networks, which was acquired by Allot Communications (NASDAQ: ALLT) in 2009, and WiNetworks, which was acquired by Ruggedcom Inc in 2006 (and later acquired by Siemens). Between 2007 and 2019, Mr. Efron was a director with MG Investment Capital, a venture capital fund investing in Israeli technology with a profitable return for investors. Mr. Efron has deep contacts in Israeli tech ecosystem, including investors, companies’ executives, entrepreneurs and Israeli Innovation Authority. Mr. Efron has direct access to multiple multi-sector technology companies.

Ehud Levy serves as a member of our advisory board. Since 2014, Mr. Levy has been the Managing General Partner of Canaan Partners Israel, an Israeli venture capital fund. Since 2019, he has been a Venture Partner with Lenovo Capital heading its investment opportunities in Israel. Mr. Levy is also an active private investor in tech companies operating as a partner with a leading investment team, Kaedan Capital. From 2006 to 2014, Mr. Levy was a Managing Partner at Vertex VC. Among other successful investments, Mr. Levy identified Waze as a bright star from the start, leading the first investment round in the company and serving on its board of directors until its acquisition by Google for over US$1 billion. Previously, Mr. Levy co-founded and served as Chairman and CEO of Ki-Bi Mobile Technologies, a mass-market device specialist for mobile content distribution. He led the business from concept to commercial success, an initial public offering in London and eventual acquisition. Earlier, he served as COO and CFO of Telegate, a telecommunications company, where he was responsible for a restructuring plan leading to the acquisition of the company for over US$400 million. Prior to Telegate, Mr. Levy was an investment banker in New York and Tel Aviv, and served on the board of directors of several technology companies. Mr. Levy holds a BSc in Computer Engineering (with honors) from the Technion – Israel Institute of Technology and an MBA from Columbia Business School in New York.

Nir Ben Lavi serves as a member of our advisory board. Currently Mr. Ben Lavi is the CEO and co-founder of the Pangea Cup, the world’s first global competition and reality show for discovering the next big video game, and has served in that capacity since December 2019. Mr. Ben Lavi was appointed to his first managerial position at the age of 25, and combined it with intensive R&D work. This experience provided Mr. Ben Lavi with invaluable knowledge on innovation and led him to dedicate a lot of his time helping countries create their own start-up ecosystems. Mr. Ben Lavi is an active member of YPO Israel, and YPO Change Makers Club. Mr. Ben Lavi is an active investor deeply involved in the Israeli startup ecosystem. He is the former Managing Director of the NYU Blockchain Accelerator with which he served from October 2017 to October 2019, as well as head of the joint innovation program at Bosphorus University, Turkey. Mr. Ben Lavi is the author of three books and inventor of software solutions. Mr. Ben Lavi received his B.A. in Sociology, with honors, and his M.B.A. from the University of Tel Aviv. His Ph.D. research study in the field of Computerized Dispute Resolution led to the development of a first-of-its-kind dispute resolution software that was adopted by the United Nations as a managerial work tool.

Guy Kurlandski serves as a member of our advisory board. Mr. Kurlandski has more than 30 years’ experience as an entrepreneur and investor spanning diverse industries globally, from printing and real estate to spirits and technology. Today, Mr. Kurlandski’s primary position is as the Chief Evangelist Officer at Liquidity Group, an Israeli based global fintech and fund manager, which he has been with from 2019 to the present. He is also a Forbes Business Council member and an advisor to MUMA College of Business. He has been based in the United States since 2008 and was previously based in the United Kingdom. Mr. Kurlandski speaks both English and Hebrew and has strong ties to Israel. He has experience in scaling, managing and funding companies to reach their full potential.

Aaron Greenberg serves as a member of our advisory board. Mr. Greenberg is a finance professional with substantial experience in foreign markets. Recently, Mr. Greenberg was Chief Strategy Officer and Project Manager of European Sustainable Growth Acquisition Corp. (NASDAQ: EUSG), which successfully merged with ADS-TEC Energy (NASDAQ: ADSE), a German energy storage and electrical vehicle (“EV”) charging company. In this position, he played a significant role in the negotiation of the business combination agreement between the parties and in successfully raising $156 million in a private investment public equity transaction for EUSG’s contemplated business combination with ADSE. Concurrent to EUSG, Mr. Greenberg served on the investment team for Lucerne Capital Management, a European-focused investment management firm managing approximately $800 million in assets. Prior to joining Lucerne, Mr. Greenberg worked in various roles for Wells Fargo Bank and its affiliates, latest of which as a portfolio manager evaluating operational inefficiencies and credit policy within the Corporate Investment Bank. He holds a FINRA Series 7, FINRA Series 63, FINRA Series 79, and FINRA Series 99 Securities license. Prior to joining Wells Fargo Bank, Mr. Greenberg attended Yale University where he earned a B.A. in Economics and B.A. in History.

Opportunity

The technology industry as a whole has experienced an unprecedented acceleration of its growth during the COVID-19 pandemic as more businesses adopted new and innovative ways of doing business and more consumers rapidly adopted digital platforms to consume products and services.

The Israeli technology sector represents a concentration of value, with a large number of fast-growing companies. Israel is the leading country in R&D expenditure per GDP (Source: World Economic Forum 11 2020) with a mature high tech ecosystem including government incentives for early stage companies, a strong VC community, over 400 multinational corporations active in Israel and managing local R&D centers, and over 100 Israeli companies listed on Nasdaq. We believe that this ecosystem nurtures innovative products and services recognized world-wide. Technology leaders in Israel have global operations backed by a growing number of investments, which continue to propel the growth of leading technology companies.

The number of Israeli Unicorns has grown dramatically in recent years, representing 10% of Unicorns globally as of June 2021. Hundreds of additional growth-stage companies, backed by both local and global growth venture capital funds, have the potential to become the next Unicorns. We believe that this sector presents a significant opportunity concentrated in a specific small geography. Management teams with extensive networks and experience in this geography have a unique ability to locate and combine with such potential Unicorns.

We intend to tap into this opportunity by combining favorable Israeli market dynamics with a highly experienced and connected sponsor team, leveraging its network to source a potential business combination. Our team has excellent investment, merger, acquisition and public company operational experience. Facing multiple targets in the disruptive Israeli market, our Team is positioned to identify and combine with high quality targets that have demonstrated exceptional metrics, and can effectively assist in bringing value to the target company following a business combination.

Favorable Market Dynamics

In recent years Israel’s technology sector has been going through a dramatic uplift and rapidly shifting from “Start-Up Nation” to the “Scale-Up Nation.” Hundreds of growth-stage Israeli companies have emerged in recent years and are attracting billions of dollars in investments from foreign (primarily U.S.) investors. According to a report by Start-Up Nation Central, Israeli tech companies raised $24.5 billion in the first 11 months of 2021 representing 136% growth in equity investments over 2020 which totaled $10.8 billion. The rate of increase of funding for Israeli companies, which jumped by 136%, far surpasses the global average of 71%, as well as those of other tech centers, including the U.S. (78%), the UK (105%) and Singapore (95%). A substantial portion of the 2021 investments is in growth stage companies. The number of funding rounds of over $100 million (mega-rounds) in that period climbed from 22 in 2020 to 74 in 2021. These mega-rounds made up more than half of the total funding, hitting $14.77 billion — 310% more than in 2020.

Unicorn Nation

As of June 2021, out of 700 Unicorns that existed worldwide, 70 were Israeli. According to a Viola Group report 48 new Israeli Unicorns were created in 2021 alone, the second highest Unicorn generator globally after the United States. This is a dramatic concentration of value in a small country. Israel has a population of 8.6 million people (only 0.1% of world’s population), but is responsible for 10% of Unicorns globally, representing the highest number of Unicorns per capita in the world.

Most of the Unicorns in Israel are fast-growing technology-related companies that have emerged in the recent years. In 2021, 75 Israeli tech companies with an aggregate valuation of $79 billion went public, 23 of them in the United States. Thirteen of those Israeli high-tech companies gained access to the public markets by combining with a SPAC rather than through a traditional initial public offering, raising $2.91 billion collectively in 2021.

Multiple Targets

The Israeli tech sector has experienced significant scale-up in recent years across a wide range of sectors, from fintech, cloud, cyber and AI, to electric vehicles, and energytech, to biotech, genomics, quantum computing, spacetech and more. We believe some of these sectors present strong growth opportunities because Israeli companies in these sectors match global demand for solutions in the space and attract late-stage investments backing up growth.

We believe there are hundreds of pre-initial public offering Israeli tech companies that could be potential acquisition candidates today, and we believe the number will continue to grow. According to research firm IVC, 607 growth-stage Israeli tech companies raised over $15 billion of late-stage investments in 2019 and 2020 alone. According to Catalyst research there are hundreds of Israeli companies valued between $300 million to $3 billion.

Business Strategy and Competitive Strengths

Our business strategy is focused on identifying high-growth technology companies that would benefit from our Team’s expertise and creating long-term value for our shareholders through a business combination. Our strategy will be focused on companies that are domiciled in Israel, that carry out all or a substantial portion of their activities in Israel, or that have some other significant Israeli connection.

Because we believe that certain technology sectors present particularly attractive growth opportunities, we intend to focus primarily on companies in the following technology sectors:

•	Cloud computing;
•	Cybersecurity;
•	Deep or hard technology;
•	E-commerce;
•	EV technology;
•	Energy technology;
•	Financial Technology (“FinTech”);
•	Food and agriculture technology;
•	Gaming;
•	Quantum computing; and
•	Space and satellite technology.

We believe that our Team’s extensive experience in identifying high growth target companies, structuring and executing strategic investments and business combination transactions, and in adding value post-investment and post-transaction will support our business strategy. Our competitive strengths include:

Proven Track Record

Members of our Team have proven track records as officers, investors and board members of Israeli technology companies which reached growth-phase and global presence. Some of our Team members have gained experience as advisors of other SPACs, from IPO and listing through target acquisition. Our Team also has vast experience in international mergers and acquisition transactions and post-transaction integration. Furthermore, two of our Team members served as CEOs of public companies traded on Nasdaq and FSE stock exchange. We believe this wealth of experience and connections within the industry will position us to identify a high-quality target company and successfully complete a business combination transaction that creates value for our investors.

Value to Target Companies

We believe that our Team’s substantial management experience with growth companies will be recognized by target companies as a potential asset. Our Team members bring many years of experience taking companies public and successfully managing public companies. Additionally, we believe that our Team’s track record of leading companies through merger and acquisition transactions and managing them in the post-business combination stage could make us attractive to potential target companies. Our Team’s substantial experience operating public and private companies can assist in establishing a credible value-creation plan jointly with the target company’s management. Our Team has a considerable track record in running global public companies, merging companies to create substantially larger operations, bringing companies to profitability, communicating with the financial markets, and raising capital in various modes. We believe our Team’s experience presents a high value proposition to the target companies and investors.

Business Combination Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target companies. We will use these criteria and guidelines in evaluating initial business combination opportunities, but we may decide to enter into our initial business combination with a target company that does not meet these criteria and guidelines.

•	Enterprise values of between $800 million and $1.5 billion — The valuation will reflect a discount to the valuation of comparable public companies in the sector with similar metrics, such as revenues, EBITDA, market share and growth.

•	High growth and strong pipeline — We intend to focus on companies with double-digit growth in revenues per annum over a minimum 3-year period, featuring a disruptive technology, high market acceptance, and a large addressable market.

•	International operations and global focus — As the Israeli local market is a small one in most sectors, we are targeting a global player in the making, focusing on companies that already have a significant presence in global markets, with over 50% of revenue generated outside of Israel.

•	Strong management team focused on growth — We intend to pursue a business combination with a company that has a committed and strong leadership team with a proven track record of success in driving growth and profitability in the tech industry, impeccable reputation, and whom we know and trust through our Team’s network of relationships in Israel.

•	Demonstrated ability to execute — We are focused on target company management with a proven record of success, either from managing companies and bringing them to exceptional liquidity events for their investors or through operational success, such as growing companies from early stages to achieving competitive metrics in their sectors with regards to disruptive technology, sizable global markets, company growth, revenues, and profit.

•	Ability to accelerate growth through increased access to public capital — We intend to pursue an initial business combination with a company that has a solid business plan and the need for capital to support significant growth available through a business combination with us and access to broader capital markets as a public company.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into a business combination with a target company that does not meet the above criteria and guidelines, we will disclose that the target company does not meet the above named criteria in our shareholder communications related to our initial business combination, which, as discussed in this Annual Report on Form 10-K, would be in the form of proxy solicitation or tender offer materials, as applicable, that we would file with the SEC. In evaluating a prospective target company, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspections of facilities, as well as reviewing financial and other information which will be made available to us.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of the initial business combination and the sale of the private placement units, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-business combination company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We have not selected any business combination target. However, we have initiated discussions with potential business combination targets, and we have engaged a capital markets advisor to identify or locate a suitable acquisition candidate, as well as conduct research and/or take measures, directly or indirectly, to locate or contact a target business. Accordingly, there is no current basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

So long as our securities are then listed on the Nasdaq, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding the amount of deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of signing a definitive agreement in connection with our initial business combination. Additionally, so long as our securities are listed on Nasdaq, any initial business combination must be approved by a majority of our independent directors. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or an independent valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board is less familiar or experienced with the target company’s business, if there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion.

We anticipate structuring our initial business combination so that the post-business combination company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-business combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-business combination company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. If our securities are not then listed on the Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% of net asset test.

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account, or because we become obligated to redeem a significant number of our public shares upon the completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination (or enter into forward purchase agreements or backstop agreements with the Sponsor). There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since some of these sources will have read this Annual Report on Form 10-K and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will the Sponsor or any of our existing officers or directors, or their respective affiliates be paid by us any finder’s fee or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). We have agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services and to reimburse the Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with the Sponsor or our officers or directors. In addition, in the event we seek to complete our initial business combination with a company that is affiliated with the Sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of the Sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. See “Item 10 - Directors, Executive Officers and Corporate Governance – Conflicts of Interest.”

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we expect to conduct an extensive due diligence review that may encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We will also utilize our management team’s operational and capital planning experience. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of the Sponsor.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and
•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC, subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.

Under the Nasdaq’s listing rules, shareholder approval would typically be required for our initial business combination if, for example:

•	We issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then-outstanding (other than in a public offering);
•	Any of our directors, officers or substantial security holder (as defined by the Nasdaq rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 1% or more (or 5% or more if the related party involved is classified as such solely because such person is a substantial security holder); or
•	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

•	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;
•	the expected cost of holding a shareholder vote;
•	the risk that the shareholders would fail to approve the proposed business combination;
•	other time and budget constraints of the company; and
•	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases and Other Transactions with Respect to Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, the Sponsor and our directors, officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), the Sponsor and our directors, executive officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In the event that the Sponsor or our directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

See “Business—Effecting Our Initial Business Combination—Permitted Purchases and Other Transactions with Respect to Our Securities” for a description of how our Sponsor, directors, officers, advisors or their affiliates will select which shareholders to purchase securities from in any private transaction. The purpose of any such transaction could be to (i) increase the likelihood of closing the business combination, (ii) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (iii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

The Sponsor and our officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom the Sponsor and our officers, directors or their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of tender offer or proxy materials in connection with our initial business combination. To the extent that the Sponsor or our officers, directors, advisors or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. The Sponsor and our executive officers, directors, advisors or their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

The Sponsor and our officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases would be reported by such person pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Redemption Rights for Public Shareholders upon the Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of our initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.20 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. The Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by January 18, 2024 (or July 18, 2024, if we extend the time to complete a business combination as described in this Annual Report on Form 10-K) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

Limitations on Redemptions

Our amended and restated memorandum and articles of association will provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). However, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we maintain a listing for our securities on the Nasdaq, we will be required to comply with the Nasdaq rules.

If we held a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon the completion of our initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, the Sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. As a result, in addition to our initial purchaser’s founder shares, we would need 4,441,875 or approximately 30.9% (assuming all issued and outstanding shares are voted), or no additional shares (assuming only the minimum number of shares representing a quorum are voted), of the 14,375,000 public shares sold in the Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, the Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by January 18, 2024 (or July 18, 2024, if we extend the time to complete a business combination as described in this Annual Report on Form 10-K) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about our initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and the Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

Limitation on Redemption upon the Completion of Our Initial Business Combination if We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, then, pursuant to our amended and restated memorandum and articles of association, a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, the Sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s Deposit / Withdrawal At Custodian (“DWAC”) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming shareholder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the initially scheduled vote on the proposal to approve the business combination, unless otherwise agreed to by us. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial business combination is not approved or completed for any reason, we may continue to try to complete a business combination with a different target until by January 18, 2024 (or July 18, 2024, if we extend the time to complete a business combination as described in this Annual Report on Form 10-K) (the “Combination Period”).

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated memorandum and articles of association will provide that we will have 12 months from the closing of our Initial Public Offering (January 18, 2024) (or 18 months from the closing of the Initial Public Offering (July 18, 2024), if we extend the time to complete a business combination as described in this Annual Report on Form 10-K) to consummate an initial business combination. If we have not consummated an initial business combination within such period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights or warrants, which will expire worthless if we fail to consummate an initial business combination by January 18, 2024 (or July 18, 2024, if we extend the time to complete a business combination as described in this Annual Report on Form 10-K). Our amended and restated memorandum and articles of association will provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

The Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination by January 18, 2024 (or July 18, 2024, if we extend the time to complete a business combination as described in this Annual Report on Form 10-K) (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed timeframe).

The Sponsor and our officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by January 18, 2024 (or July 18, 2024, if we extend the time to complete a business combination as described in this Annual Report on Form 10-K) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares, subject to the limitations described herein. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by the Sponsor, any executive officer or director, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $1,450,000 held outside the trust account plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of the Initial Public Offering and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be $10.20. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $10.20. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. BTIG, the representative of the underwriters in the Initial Public Offering will not execute an agreement with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, the Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked the Sponsor to reserve for such indemnification obligations, nor have we independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that the Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that the Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our tax obligations, and the Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against the Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against the Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.20 per public share.

We will seek to reduce the possibility that the Sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. The Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to $1,450,000 following the Initial Public Offering and the sale of the private placement units with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder. I

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.20 per public share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by January 18, 2024 (or July 18, 2024, if we extend the time to complete a business combination as described in this Annual Report on Form 10-K), (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by January 18, 2024 (or July 18, 2024, if we extend the time to complete a business combination as described in this Annual Report on Form 10-K) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by January 18, 2024 (or July 18, 2024, if we extend the time to complete a business combination as described in this Annual Report on Form 10-K), with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Comparison of Redemption or Purchase Prices in Connection with Our Initial Business Combination and If We Fail to Complete Our Initial Business Combination.

The following table compares the redemptions and other permitted purchases of public shares that may take place in connection with the completion of our initial business combination and if we have not consummated an initial business combination by January 18, 2024 (or July 18, 2024, if we extend the time to complete a business combination as described in this Annual Report on Form 10-K):

	Redemptions in Connection with Our Initial Business Combination	Other Permitted Purchases of Public Shares by Our Affiliates	Redemptions if We Fail to Complete an Initial Business Combination
Calculation of redemption price Impact to remaining shareholders	Redemptions at the time of our initial business combination may be made pursuant to a tender offer or in connection with a shareholder vote. The redemption price will be the same whether we conduct redemptions pursuant to a tender offer or in connection with a shareholder vote. In either case, our public shareholders may redeem their public shares for cash equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of our initial business combination (which is initially anticipated to be $10.20 per public share), including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares, subject to the limitation that no redemptions will take place if all of the redemptions would cause our net tangible assets to be less than $5,000,001 and any limitations (including, but not limited to, cash requirements) agreed to in connection with the negotiation of terms of a proposed business combination.	If we seek shareholder approval of our initial business combination, the Sponsor and our directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit to the prices that the Sponsor or our directors, officers, advisors or their affiliates may pay in these transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.	If we have not consummated an initial business combination by January 18, 2024 (or July 18, 2024, if we extend the time to complete a business combination as described in this Annual Report on Form 10-K), we will redeem all public shares at a per-share price, payable in cash, equal to the aggregate amount, then on deposit in the trust account (which is initially anticipated to be $10.20 per public share), including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares.

	The redemptions in connection with our initial business combination will reduce the book value per share for our remaining shareholders, who will bear the burden of the deferred underwriting commissions and taxes payable.	If the permitted purchases described above are made, there would be no impact to our remaining shareholders because the purchase price would not be paid by us.	The redemption of our public shares if we fail to complete our initial business combination will reduce the book value per share for the shares held by the Sponsor, who will be our only remaining shareholder after such redemptions.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contains provisions designed to provide certain rights and protections relating to our Initial Public Offering that will apply to us until the completion of our initial business combination. These provisions cannot be amended without a special resolution under Cayman Islands law. As a matter of Cayman Islands law, a resolution is deemed to be a special resolution where it has been approved by either (i) the affirmative vote of at least two-thirds (or any higher threshold specified in a company’s articles of association) of a company’s shareholders entitled to vote and so voting at a general meeting for which notice specifying the intention to propose the resolution as a special resolution has been given; or (ii) if so authorized by a company’s articles of association, by a unanimous written resolution of all of the company’s shareholders entitled to vote at a general meeting. Other than as described in our final prospectus filed with the SEC on January 17, 2023, our amended and restated memorandum and articles of association will provide that special resolutions must be approved either by at least two-thirds of our shareholders who attend and vote at a general meeting of the company (i.e., the lowest threshold permissible under Cayman Islands law), or by a unanimous written resolution of all of our shareholders entitled to vote at a general meeting.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human, and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently maintain our executive offices at 12600 Hill Country Blvd, Building R, Suite 275, Bee Cave, TX 78738. The cost for our use of this space is included in the $10,000 per month fee we pay to the Sponsor for office space, administrative and support services pursuant to that certain administrative services agreement, dated January 12, 2023, by and between us and the Sponsor (the “Administrative Services Agreement”). We consider our current office space adequate for our current operations.

Employees

We currently have three executive officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the consummation of a business combination.

Periodic Reporting and Financial Information

Our units, Class A ordinary shares and warrants are registered under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to shareholders. These financial statements may be required to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the U.S. Public Company Accounting Oversight Board (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed timeframe. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of their internal controls.

The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We filed a registration statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received, a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

ITEM 1A.	RISK FACTORS

RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Summary Risk Factors

The following is a summary of the more significant risks facing our Company:

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

•	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern in its report.

•	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

•	Our public shareholders may not be afforded an opportunity to vote on the option to extend the period of time to consummate our initial business combination.

•	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

•	If we seek shareholder approval of our initial business combination, the Sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

•	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

•	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and the status of debt and equity markets.

•	We may not be able to consummate an initial business combination by January 18, 2024, in which case (unless such date is extended up to 18 months to July 18, 2024) we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

•	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Risks Relating to our Securities

•	The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.20 per share.

•	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

•	The nominal purchase price paid by the Sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.

•	The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share.

•	Unlike some other similarly structured blank check companies, the Sponsor will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

•	We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then-outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

•	We have identified a material weakness in our internal control over financial reporting during the year ended December 31, 2022 related to the fact that the Company has not yet designed and maintained effective controls relating to the accounting for offering costs related to the Company's initial public offering. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

Risks Relating to the Sponsor and Management Team

•	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

•	Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

•	The officers and directors of an acquisition candidate may resign upon the completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

•	Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

•	Our management may not be able to maintain control of a target business after our initial business combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

•	Our strategy is focused on pursuing an acquisition of Israeli technology companies. If we pursue a target company with operations or opportunities outside of the United States, including in Israel, for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

•	After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in any such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.

•	We may face risks related to companies in the Israeli technology industry.

•	If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

•	Exchange rate fluctuations and currency policies may diminish a target business’ ability to succeed in the international markets.

•	Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed blank check company, incorporated under the laws of the Cayman Islands as an exempted limited company with no operating results, and we will not commence operations until obtaining funding through the Initial Public Offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern in its report.

As of December 31, 2022, we had $8,305 in operating cash and a working capital deficit of $707,167. Further, we have incurred and expect to continue to incur significant costs in pursuit of an initial business combination. Management’s plans to address this need for capital are discussed in the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report on Form 10-K do not include any adjustments that might result from our inability to continue as a going concern.

Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

We may choose not to hold a shareholder vote before we complete our initial business combination if the business combination would not require shareholder approval under applicable law or stock exchange listing requirement. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would typically not be required to seek shareholder approval to complete such a transaction. Except for as required by applicable law or stock exchange listing requirement, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our issued and outstanding ordinary shares do not approve of the business combination we complete.

Please see the section entitled “Business — Initial Business Combination” for additional information.

Our public shareholders may not be afforded an opportunity to vote on the option to extend the period of time to consummate our initial business combination.

If we anticipate that we may not be able to consummate our initial business combination within 12 months of January 18, 2023 (January 18, 2024), we may, but are not obligated to, extend the period of time to consummate a business combination two times by an additional three months each time (each such 3-month period a “Funded Extension Period”); so long as the Sponsor and/or its affiliates or designees deposit into the trust account: (i) with respect to a single Funded Extension Period, an additional $0.10 per unit (for an aggregate of $1,437,500) (an “Extension Payment”), and (ii) with respect to two consecutive Funded Extension Periods, an Extension Payment prior to each Funded Extension Period, or $0.20 per unit in the aggregate (for an aggregate of $2,875,000), upon five days advance notice prior to the applicable deadline pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and American Stock Transfer & Trust Company. Our public shareholders will not be entitled to vote or redeem their shares in connection with any such extension. As a result, we may effect such an extension even if a majority of our public shareholders do not support such an extension and none of our public shareholders will be able to redeem their shares in connection with such an extension. This feature is different than the traditional SPAC structure, in which any extension of the company’s period to complete a business combination would require a vote of the company’s shareholders, with such shareholders having the right to redeem their public shares in connection with such vote. We may also choose to pursue an extension of the time to complete our business combination without depositing additional funds into the trust account, which, consistent with a traditional SPAC structure, would require a vote of the company’s shareholders and in connection with which shareholders would have the right to redeem their public shares.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

You will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

If we seek shareholder approval of our initial business combination, the Sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

The Sponsor owns, on an as-converted basis, 25% of our outstanding ordinary shares (excluding the private placement shares). In addition, the Sponsor owns 637,500 private placement shares. The Sponsor and members of our management team also may from time-to-time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association will provide that, if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires either the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company or, if no meeting is held, the unanimous written approval of all the shareholders who have the right to attend and vote at a general meeting of the company. In such case, the Sponsor and each member of our management team have agreed to vote their founder shares, private placement shares and public shares in favor of our initial business combination. As a result, in addition to the Sponsor’s founder shares and private placement shares, we would need 4,535,417 shares, or approximately 31.6% (assuming all issued and outstanding shares, excluding the private placement shares of the underwriters, are voted), or no additional shares (assuming only the minimum number of shares representing a quorum are voted), of the 14,375,000 public shares sold in the Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by the Sponsor and each member of our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If a large number of shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for additional third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and, after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we consummate an initial business combination by January 18, 2024 (or up to July 18, 2024, if we extend the time to complete a business combination as described elsewhere in this Annual Report on Form 10-K) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination by January 18, 2024 (or up to July 18, 2024, if we extend the time to complete a business combination as described elsewhere in this Annual Report on Form 10-K). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business then we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. The World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020 and a “pandemic” on March 11, 2020. The COVID-19 pandemic has resulted in, and a significant outbreak of other infectious diseases could result in, a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. For example, the growth companies we expect to target for our business combination may be impacted by reduced sales of its products due to reduced demand caused by the pandemic. While vaccination campaigns have begun in a number of countries, the COVID-19 outbreak continues globally, including in Israel. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 continues to restrict travel and limit our ability to have meetings with potential investors or the target company’s personnel, vendors and services providers and to consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility and decreased market liquidity, the effects of inflation, the Russian invasion of Ukraine and global supply chain concerns.

We may not be able to consummate an initial business by January 18, 2024, in which case (unless such date is extended up to 18 months to July 18, 2024) we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination by January 18, 2024 (unless such date is extended up to 18 months to July 18, 2024) we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues both in the United States, Israel and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19, the recent invasion of Ukraine by Russia, the increased rate of inflation in the United States and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association will provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.20 per public share, or less than $10.20 per public share, on the redemption of their public shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per public share” and other risk factors herein.

If we seek shareholder approval of our initial business combination, the Sponsor, initial shareholders, directors, officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, the Sponsor, directors, officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions. In the event that the Sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such transaction could be to (i) increase the likelihood of closing the business combination, (ii) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (iii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See “Business—Effecting Our Initial Business Combination—Permitted Purchases and Other Transactions with Respect to Our Securities” for a description of how our Sponsor, directors, officers, advisors or their affiliates will select which shareholders to purchase securities from in any private transaction. n” for a description of how the Sponsor, directors, executive officers, advisors or their affiliates will select which shareholders to purchase securities from in any private transaction.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. See “Proposed Business — Effecting Our Initial Business Combination — Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights.”

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by January 18, 2024 (or up to July 18, 2024, if we extend the time to complete a business combination as described elsewhere in this Annual Report on Form 10-K) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business combination by January 18, 2024 (or up to July 18, 2024, if we extend the time to complete a business combination as described elsewhere in this Annual Report on Form 10-K), subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by January 18, 2024 (or up to July 18, 2024, if we extend the time to complete a business combination as described elsewhere in this Annual Report on Form 10-K), with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants also will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We were approved to list our units on the Nasdaq beginning on January 13, 2023 and our Class A ordinary shares and warrants on their date of separation, which was February 28, 2023. Although we meet, on a pro forma basis, the minimum initial listing standards set forth in the Nasdaq listing standards, we cannot assure you that our securities will be, or will continue to be, listed on the Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on the Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market capitalization (generally $50,000,000) and a minimum number of holders of our securities (generally 400 public holders).

Additionally, our units will not be traded after the completion of our initial business combination and, in connection with our initial business combination, we will be required to demonstrate compliance with the Nasdaq initial listing requirements, which are more rigorous than the Nasdaq continued listing requirements, in order to continue to maintain the listing of our securities on the Nasdaq.

For instance, our share price would generally be required to be at least $4.00 per share and we would be required to have a minimum of 400 round lot holders (with at least 50% of such round lot holding securities with a market value of at last $2,500) of our securities. We cannot assure you that we will be able to meet those listing requirements at that time.

If the Nasdaq delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•	a determination that our Class A ordinary shares are a “penny stock,” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, our Class A ordinary shares, and warrants are listed on the Nasdaq, our units, Class A ordinary shares and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the Initial Public Offering and the sale of the private placement units are intended to be used to complete an initial business combination, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000, as disclosed in our Current Report on Form 8-K filed with the SEC on January 24, 2023, which included an audited balance sheet demonstrating that fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, you will not be afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable and we have a longer period to complete an initial business combination, than do companies subject to Rule 419. Moreover, if we were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, then, pursuant to our amended and restated memorandum and articles of association, a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the private placement units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per public share” and other risk factors herein.

As the number of SPACs evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of SPACs that have been formed has increased substantially. Many potential targets for SPACs have already entered into an initial business combination, and there are still many SPACs seeking targets preparing for their initial business combination public offering, as well as many such companies currently in registration with the SEC. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

If the net proceeds of the Initial Public Offering and the sale of the private placement units not being held in the trust account are insufficient to allow us to operate until January 18, 2024 (or up to July 18, 2024, if we extend the time to complete a business combination), it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from the Sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

Of the net proceeds of the Initial Public Offering and the sale of the private placement units, only approximately $1,450,000 was available to us initially outside the trust account to fund our working capital requirements and as of March 31, 2022, approximately $1,015,869 remained available to us outside of the trust account. We believe that the funds available to us outside of the trust account, together with funds available from loans from the Sponsor, its affiliates or members of our management team, will be sufficient to allow us to operate until January 18, 2024 (or up to July 18, 2024, if we extend the time to complete a business combination); however, we cannot assure you that our estimate is accurate, and the Sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from the Sponsor or its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. None of the Sponsor, members of our management team or their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon the completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into private placement-equivalent units of the post-business combination entity at a price of $10.00 per private placement-equivalent unit at the option of the lender. Such units would be identical to the private placement units. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than the Sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.20 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per public share” and other risk factors herein.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructure our operations or incur impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per public share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within 12 months from by January 18, 2024 (or up to July 18, 2024, if we extend the time to complete a business combination as described elsewhere in this Annual Report on Form 10-K), or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.20 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement, the form of which is filed as an exhibit to the registration statement, the Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims.

However, we have not asked the Sponsor to reserve for such indemnification obligations nor have we independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations, and we believe that the Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.20 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of the Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and the Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against the Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against the Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.20 per public share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions. Although we have purchased a directors’ and officers’ liability insurance policy, such policy may be insufficient to cover our indemnification obligations. Any such insufficiency could (i) deplete the trust account and affect our ability to consummate an initial business combination or (ii) negatively impact our profits and operations following an initial business combination.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

Recently, the market for directors and officers liability insurance for SPACs has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors’ and officers’ liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors’ and officers’ liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior our initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our officers and directors who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of $18,292.68 and imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial business combination.

In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on the Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the election of directors until after the consummation of our initial business combination. In addition, prior to our initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination.

Because we are neither limited to evaluating a target business in a particular industry sector or geographical region nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may pursue business combination opportunities in any sector or geographical region, except that we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet identified or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We will consider a business combination outside of our management’s area of expertise if a business combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination target, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a business combination target. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form 10-K regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We may not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), or is ultimately prohibited.

We and the Sponsor have substantial ties with non-U.S. persons. We may therefore be considered a “foreign person” under regulations administered by CFIUS and could continue to be considered as such in the future so long as the Sponsor or other non-U.S. persons have the ability to exercise control over us for purposes of CFIUS’s regulations. While we are primarily targeting business combinations with Israeli technology companies, we are permitted to enter into business combinations with other companies, including U.S. businesses. As such, an initial business combination with a U.S. business is subject to CFIUS review, the scope of which was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subjects certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or to proceed with our initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing our initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company without first obtaining CFIUS clearance, which may limit the attractiveness of or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our initial business combination. If we cannot complete our initial business combination by January 18, 2024 (or up to July 18, 2024, if we extend the period of time to consummate our initial business combination as described elsewhere in this Annual Report on Form 10-K) because the review process drags on beyond such timeframe or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public shareholders may only receive $10.20 per public share, or less than $10.20 per public share, on the liquidation of their shares, and our warrants will expire worthless. This will also cause our investors to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

We are not required to obtain an opinion from an independent accounting or investment banking firm, and, consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or another independent entity commonly renders valuation opinions that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The U.S. federal securities laws require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed timeframe.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2023. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association will not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to the Sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities.

Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, or, if no meeting is held, the unanimous written approval of all the shareholders who have the right to attend and vote at a general meeting of the company.

Amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. For more information on how or when we may amend our warrant arrangement, see “— We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then-outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.”

In addition, our amended and restated memorandum and articles of association will require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by January 18, 2024 (or up to July 18, 2024, if we extend the time to complete a business combination as described elsewhere in this Annual Report on Form 10-K) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

The provisions of our amended and restated memorandum and articles of association that relate to the rights of holders of our Class A ordinary shares (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of a special resolution, which requires the approval of the holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter that prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association will provide that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of the Initial Public Offering and the private placement of units into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 50% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our general meeting which shall include the affirmative vote of a simple majority of our Class B ordinary shares. The Sponsor and its permitted transferees, if any, who collectively beneficially own, on an as-converted basis, 25% of our Class A ordinary shares upon the closing of the Initial Public Offering (assuming they do not purchase any units in the Initial Public Offering and excluding the private placement shares), will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

The Sponsor, officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by January 18, 2024 (or up to July 18, 2024, if we extend the time to complete a business combination as described elsewhere in this Annual Report on Form 10-K) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares, subject to the limitations described herein. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against the Sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Although we believe that the net proceeds of the Initial Public Offering and the sale of the private placement units will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the Initial Public Offering and the sale of the private placement units prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of the Sponsor, officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large, complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report on Form 10-K to issue any notes or other debt securities, we may choose to incur substantial debt to complete our initial business combination. We and our officers and directors have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
•	our inability to pay dividends on our Class A ordinary shares;
•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the Initial Public Offering and the sale of the private placement units, which will cause us to be solely dependent on a single business that may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from the Initial Public Offering and the sale of the private placement units provided us with $146,625,000 that we may use to complete our initial business combination.

We may effectuate our initial business combination with a single-target business or multiple-target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities that may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or
•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Risks Relating to our Securities

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.20 per share.

The proceeds held in the trust account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.20 per share.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including restrictions on the nature of our investments and restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including registration as an investment company with the SEC, adoption of a specific form of corporate structure, and reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Initial Public Offering was not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by January 18, 2024 (or up to July 18, 2024, if we extend the time to complete a business combination as described elsewhere in this Annual Report on Form 10-K) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial business combination by January 18, 2024 (or up to July 18, 2024, if we extend the time to complete a business combination as described elsewhere in this Annual Report on Form 10-K), our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

You may experience substantial dilution of our Class A ordinary shares due to anti-dilution provisions in the founder shares.

The anti-dilution provisions of the founder shares may result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the founder shares at the time of our initial business combination and would become exacerbate dilution to the extent that public shareholders seek redemptions from the trust for their public shares. In addition, because of the anti-dilution protection in the founder shares, any equity or equity-linked securities issued in connection with our initial business combination would be disproportionately dilutive to our Class A ordinary shares.

The nominal purchase price paid by the Sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.

We offered our units at an offering price of $10.00 per unit and the amount in our trust account is $10.20 per public share, implying an initial value of $10.20 per public share. However, prior to the Initial Public Offering, the Sponsor paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.005 per share. As a result, the value of your public shares may be significantly diluted upon the consummation of our initial business combination, when the founder shares are converted into public shares. For example, the following table shows the dilutive effect of the founder shares on the implied value of the public shares upon the consummation of our initial business combination, assuming that our equity value at that time is $146,625,000, which is the amount we have in the trust account for our initial business combination, assuming no interest is earned on the funds held in the trust account and no public shares are redeemed in connection with our initial business combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the business combination transaction costs, any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our public and private placement warrants. At such valuation, each of our ordinary shares would have an implied value of approximately $7.09 per share upon consummation of our initial business combination, which would be an approximately 30.5% decrease as compared to the initial implied value per public share of $10.20.

Public shares	14,375,000
Founder shares	4,791,667
Private placement shares (included in private placement units)	762,500
Total shares	19,929,167
Total funds in trust available for initial business combination (less deferred underwriter commissions)	$141,218,750
Initial implied value per public share	$10.20
Implied value per share upon consummation of initial business combination	$7.09

The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share.

The Sponsor has invested in us an aggregate of $6,400,000 comprised of the $25,000 purchase price for the founder shares and the $6,375,000 purchase price for its private placement units. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the founder shares and private placement shares held by the Sponsor would have an aggregate value of $54,291,670 (assuming no value is attributed to the private placement warrants). Even if the trading price of our ordinary shares was as low as approximately $1.17 per share, the value of the founder shares and private placement shares would be equal to the Sponsor’s initial investment in us. As a result, the Sponsor is likely to be able to recoup its investment in us and make a substantial profit on that investment, even if our public shares have lost significant value. Accordingly, our management team, which owns interests in the Sponsor, may have an economic incentive that differs from that of the public shareholders to pursue and consummate an initial business combination rather than to liquidate and to return all of the cash in the trust to the public shareholders, even if that business combination were with a riskier or less-established target business. For the foregoing reasons, you should consider our management team’s financial incentive to complete an initial business combination when evaluating whether to redeem your shares prior to or in connection with our initial business combination.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after the completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorize the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 2,000,000 preference shares, par value $0.0001 per share. There are 184,862,500 and 15,208,333 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our amended and restated memorandum and articles of association. Immediately after the Initial Public Offering, there will be no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after the completion of our initial business combination. We may also issue Class A ordinary shares in connection with our redeeming the warrants as described in or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein.

However, our amended and restated memorandum and articles of association will provide, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

•	may significantly dilute the equity interest of investors in the Initial Public Offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

•	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

•	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

•	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and

•	may not result in adjustment to the exercise price of our warrants.

Unlike some other similarly structured blank check companies, the Sponsor will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

The founder shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 25% of the sum of (i) the total number of ordinary shares issued and outstanding upon the completion of the Initial Public Offering (excluding the private placement shares), plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the company in connection with or in relation to the consummation of our initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued or to be issued to any seller in our initial business combination and any private placement units issued to the Sponsor, its affiliates or any members of our management team upon conversion of working capital loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one. This is different than some other similarly structured blank check companies in which initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to an initial business combination.

We are not registering the offer and sale of the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We are not registering the offer and sale of the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of that certain that certain Warrant Agreement, by and between the Company and American Stock Transfer & Trust Company, dated January 12, 2023 (the “Warrant Agreement”), we have agreed that, as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the issuance of such ordinary shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial business combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise that represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the offer and sale of the Class A ordinary shares issuable upon exercise of the warrants is not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their public warrants on a cashless basis. However, we will not be obligated to issue any Class A ordinary shares to holders seeking to exercise their public warrants, unless the issuance of the Class A ordinary shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the offer and sale of the shares under applicable blue sky laws to the extent an exemption is not available. Additionally, if we call the public warrants for redemption, our management will have the option to require all holders that wish to exercise public warrants to do so on a cashless basis. In the event of an exercise of a warrant on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (as defined in the next sentence) by (y) the fair market value. The “fair market value” is the volume-weighted average price of the Class A ordinary shares for the 10 trading days ending on the trading day prior to the date that notice of exercise is received by the warrant agent. Exercising the warrants on a cashless basis could have the effect of reducing the potential “upside” of the holder’s investment in our Company because the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants they hold. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable register or qualify the issuance of the Class A shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the Class A ordinary shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their private placement warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in the Initial Public Offering. In such an instance, the Sponsor and its permitted transferees (which may include our directors and officers) would be able to exercise their private placement warrants and sell the Class A ordinary shares underlying their private placement warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying Class A ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then-outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants are issued in registered form under a warrant agreement between American Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correcting any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement, or defective provision (ii) removing or reducing the Company’s ability to redeem the Public Warrants, or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 50% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

Our warrant agreement and rights agreement designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement and rights agreement provide that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Accordingly, our exclusive forum provision will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and holders of our warrants will not be deemed to have waived our compliance with these laws, rules and regulations. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement and rights agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement and rights agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, but not earlier than ninety (90) days after the initial business combination, at a price of $0.01 per warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants.

None of the private placement warrants are redeemable by us.

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued warrants representing the right to purchase 14,375,000 Class A ordinary shares as part of the units offered by the prospectus and, simultaneously with the closing of the Initial Public Offering, we issued 762,500 private placement warrants as part of the private placement units we sold, with each private placement warrant representing the right to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. In addition, if the Sponsor, its affiliates or a member of our management team makes any working capital loans, it may convert up to $1,500,000 of such loans into private placement-equivalent units of the post-business combination entity at a price of $10.00 per private placement-equivalent unit at the option of the lender. Such units would be identical to the private placement units and could result in the issuance of up to 150,000 additional warrants, in the aggregate.

To the extent we issue ordinary shares for any reason, including to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants or conversion of these rights could make us a less attractive acquisition vehicle to a business. Such warrants, when exercised or converted, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if (i) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price of less than $9.20 per ordinary share (the “Newly Issued Price”), (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the market value is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the market value and the Newly Issued Price, and the $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 180% of the higher of the market value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 per share or which approximates the per-share amounts in our trust account at such time. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association will contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions will include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

The U.S. federal income tax consequences of a cashless exercise of warrants included in the units we issued in the Initial Public Offering is unclear under current law.

The U.S. federal income tax consequences of a cashless exercise of warrants included in the units we issued in the Initial Public Offering is unclear under current law. Additionally, it is unclear whether the redemption rights with respect to our ordinary shares would suspend the running of a U.S. holder’s period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A ordinary shares is long-term capital gain or loss and for determining whether any dividend we pay would be taxed at the long-term capital gains rate for U.S. federal income tax purposes. See the section titled “Taxation — United States Federal Income Tax Considerations” for a summary of the U.S. federal income tax considerations of an investment in our securities. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted limited company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented, revised or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedents in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a federal court of the United States.

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

If we have not consummated an initial business combination by January 18, 2024 (or up to July 18, 2024, if we extend the time to complete a business combination as described elsewhere in this Annual Report on Form 10-K), our public shareholders may be forced to wait beyond such period before redemption from our trust account.

If we have not consummated an initial business combination by January 18, 2024 (or up to July 18, 2024, if we extend the time to complete a business combination as described elsewhere in this Annual Report on Form 10-K), the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond January 18, 2024 (or up to July 18, 2024 if we extend the time to complete a business combination) before the redemption proceeds of our trust account become available to them and they can receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association will provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and you will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the Class A ordinary shares. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within 15 business days of the closing of an initial business combination.

The grant of registration rights to the Sponsor may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to that certain registration rights agreement entered into January 12, 2023, by and among our Company, the Sponsor, BTIG, Exos Capital LLC and JonesTrading Institutional Services LLC (the “Registration Rights Agreement”) , the Sponsor and its permitted transferees can demand that we register the resale of the Class A ordinary shares into which founder shares are convertible, the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants, and warrants that may be issued upon conversion of working capital loans and the Class A ordinary shares issuable upon conversion of such warrants. The registration rights will be exercisable with respect to the founder shares and the private placement warrants and the Class A ordinary shares issuable upon exercise of such private placement warrants. We will bear the costs of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by the Sponsor or its permitted transferees are registered for resale.

We may reincorporate or become a tax resident in another jurisdiction in connection with our initial business combination and such reincorporation or change in tax residency may result in taxes imposed on shareholders and warrant holders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. Tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation. In addition, regardless of whether we reincorporate in another jurisdiction, we could be treated as tax resident in the jurisdiction in which the partner company or business is located, which could result in adverse tax consequences to us (e.g., taxation on our worldwide income in such jurisdiction) and to our shareholders or warrant holders (e.g., withholding taxes on dividends and taxation of disposition gains).

If we take advantage of Nasdaq’s controlled company standards, we would be exempt from various corporate governance requirements.

Nasdaq listing rules generally define a “Controlled Company” as any company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company. Prior to the vote on our initial business combination, only holders of the founder shares will have the right to vote on the election of directors; provided, however, that with respect to the election of directors in connection with a meeting of the shareholders of the Company in which a business combination is submitted to the shareholders of the Company for approval, holders of the Class A ordinary shares and holders of the Class B ordinary shares, voting together as a single class, shall have the exclusive right to vote for the election of directors. Other than pursuant to the provision in the preceding sentence, holders of the Class A ordinary shares will not be entitled to vote on the election of directors prior to the consummation of our initial business combination. All of the founder shares will be held by the Sponsor. Accordingly, prior to the vote on our initial business combination, we would likely satisfy the definition of being a controlled company. As indicated herein, we will not use the related exemptions to Nasdaq’s governance rules under the controlled company standards. However, if we were to change our intentions and take advantage of the controlled company standards, we would be exempt from various corporate governance requirements such as the requirement to have a majority of independent directors and to have nominating/corporate governance and compensation committees comprised entirely of independent directors.

We identified a material weakness in our internal control over financial reporting during the year ended December 31, 2022 related to the fact that the Company has not yet designed and maintained effective controls relating to the accounting for offering costs related to the Company's initial public offering If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

In connection with our audit as of and for the periods ended December 31, 2022 and 2021, we identified a material weakness in our internal control over financial reporting related to the fact that the Company has not yet designed and maintained effective controls relating to the accounting for offering costs related to the Company's initial public offering. See “Item 9A. Controls and Procedures” for more information. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We have and continue to take steps to remediate the material weakness, but there is no assurance that any remediation efforts will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure stockholders that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Risks Relating to the Sponsor and Management Team

Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

Information regarding performance is presented for informational purposes only. Any past experience or performance of our Team or their respective affiliates is not a guarantee of either (i) our ability successfully identify and execute a transaction or (ii) success with respect to any business combination that we may consummate. You should not rely on the historical record of our Team or their respective affiliates as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. Our Team has limited experience in operating SPACs.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management, director or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

The officers and directors of an acquisition candidate may resign upon the completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Certain of our executive officers and directors may allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. Our executive officers may be engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “Item 10 - Directors, Executive Officers and Corporate Governance – Officers and Directors.”

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses or entities. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law.

In addition, the Sponsor, officers and directors may in the future become affiliated with other blank check companies that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other, unless such opportunity is expressly offered to such person in their capacity as a director or officer of our company and the opportunity is one we are permitted to complete on a reasonable basis.

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10 - Directors, Executive Officers and Corporate Governance – Officers and Directors,” “Item 10 - Directors, Executive Officers and Corporate Governance – Conflicts of Interest” and “Certain Relationships and Related Party Transactions.”

Our advisors and members of our management team and board of directors have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons may have been, may be, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. The defense or prosecution of these matters could be time-consuming and could divert our advisors' and our management's attention, and may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, our advisors and members of our management team and board of directors have had significant experience as founders, board members, officers, executives or employees of other companies. As a result of their involvement and positions in these companies, certain of those persons may have been, may be or may in the future become involved in litigation, investigations or other proceedings, including relating to the business affairs of such companies, transactions entered into by such companies, or otherwise. Our advisors and individual members of our management team and board of directors also may become involved in litigation, investigations or other proceedings involving claims or allegations related to or as a result of their personal conduct, either in their capacity as an advisor, corporate officer or director or otherwise, and may be personally named in such actions and potentially subject to personal liability. Any such liability may or may not be covered by insurance and/or indemnification, depending on the facts and circumstances. The defense or prosecution of these matters could be time-consuming. Any litigation, investigations or other proceedings and the potential outcomes of such actions may divert the attention and resources of our advisors and our management team and board of directors away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with the Sponsor, our directors or executive officers. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our officers and directors may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing transactions. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation; provided that no agreement will be entered into with any of the underwriters or their respective affiliates and no fees or other compensation for such services will be paid to any of the underwriters or their respective affiliates prior to the date that is 60 days from the date of the prospectus, unless such payment would not be deemed underwriters’ compensation in connection with the Initial Public Offering. The underwriters are also entitled to receive deferred underwriting commissions that are conditioned on the completion of an initial business combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with the Sponsor, executive officers, directors or initial shareholders, which may raise potential conflicts of interest.

In light of the involvement of the Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with the Sponsor, executive officers, directors or initial shareholders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 10 - Directors, Executive Officers and Corporate Governance – Conflicts of Interest.” The Sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. The Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination as set forth in “ Business — Business Combination Criteria” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with the Sponsor, executive officers, directors or initial shareholders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since the Sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after the Initial Public Offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On January 26, 2022, the Sponsor paid $25,000, or approximately $0.004 per share, in consideration of 5,750,000 Class B ordinary shares, par value $0.0001. On March 4, 2022, we effected a share capitalization with respect to our Class B ordinary shares of 1,150,000, resulting in our initial shareholders holding 6,900,000 founder shares. On August 18, 2022, the Sponsor surrendered for no consideration 1,150,000 Class B ordinary shares, resulting in our initial shareholders holding 5,750,000 founder shares. On November 17, 2022, the Sponsor surrendered for no consideration 958,333 Class B ordinary shares, resulting in our initial shareholders holding 4,791,667 founder shares. Prior to the initial investment in the company of $25,000 by the Sponsor, the company had no assets, tangible or intangible. The per-share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, the Sponsor and the underwriters purchased, pursuant to a written agreement, an aggregate of 762,500 private placement units (637,500 private placement units by the Sponsor and 125,000 private placement units by the underwriters) at a price of $10.00 per unit ($7,625,000 in the aggregate), in a private placement that closed simultaneously with the closing of the Initial Public Offering. If we do not consummate an initial business by January 18, 2024 (or up to July 18, 2024, if we extend the time to complete a business combination as described elsewhere in this Annual Report on Form 10-K), the private placement warrants included in the private placement units will expire worthless. In addition, our executive officers and directors will hold an indirect interest in the founder shares and the private placement units owned by the Sponsor through their membership interests in the Sponsor. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following our initial business combination. This risk may become more acute as the 12-month anniversary of the closing of the Initial Public Offering (which may be extended to up to 18 months) nears, which is the deadline for our consummation of an initial business combination.

Our management may not be able to maintain control of a target business after our initial business combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-business combination company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-business combination company owns 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other entity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger portion the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

The Sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

The Sponsor owns, on an as-converted basis, 25% of our issued and outstanding ordinary shares (excluding the private placement shares). Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If the Sponsor purchases any units in the Initial Public Offering or if the Sponsor purchases any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither the Sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report on Form 10-K. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by the Sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election. Accordingly, the Sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of the Sponsor.

Holders of Class A ordinary shares will not be entitled to vote on the appointment of directors and certain other matters prior to our initial business combination.

As holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment of directors until after the consummation of our initial business combination. In addition, prior to our initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination. In addition, prior to the closing of our initial business combination, only holders of Class B ordinary shares will have the right to vote on continuing the company in a jurisdiction outside of the Cayman Islands.

After our initial business combination, it is possible that a majority of our officers and directors will live outside the United States and all of our assets will be located outside the United States. Therefore, investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our officers and directors will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our officers and directors under United States laws.

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers.

The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

Our strategy is focused on pursuing an acquisition of Israeli technology companies. If we pursue a target company with operations or opportunities outside of the United States, including in Israel, for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target company with operations or opportunities outside of the United States, including in Israel, for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including in Israel, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex withholding tax laws, including those relating to distributions or other payments;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	transparency issues in general and, more specifically, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and other anti-corruption compliance laws and issues;

●	unexpected changes in regulatory requirements;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks, natural disasters and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we are unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

We may face risks related to companies in the Israeli technology industry.

Business combinations with companies in the Israeli technology industry entail special considerations and risks. If we are successful in completing a business combination with such a target business, we may be subject to, and possibly adversely affected by, risks relating to the technology industry, which may be increased by the special considerations of operating a business in Israel, including the following:

●	an inability to compete effectively in a highly competitive environment with many incumbents having substantially greater resources;

●	an inability to manage rapid change, increasing consumer expectations and growth;

●	an inability to build strong brand identity and improve subscriber or customer satisfaction and loyalty;

●	a reliance on proprietary technology to provide services and to manage our operations, and the failure of this technology to operate effectively, or our failure to use such technology effectively;

●	an inability to deal with our subscribers’ or customers’ privacy concerns;

●	an inability to attract and retain subscribers or customers;

●	an inability to license or enforce intellectual property rights on which our business may depend;

●	any significant disruption in our computer systems or those of third parties that we would utilize in our operations;

●	an inability by us, or a refusal by third parties, to license content to us upon acceptable terms;

●	potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute;

●	competition for advertising revenue;

●	competition for the leisure and entertainment time and discretionary spending of subscribers or customers, which may intensify in part due to advances in technology and changes in consumer expectations and behavior;

●	disruption or failure of our networks, systems or technology as a result of computer viruses, “cyber-attacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events;

●	an inability to obtain necessary hardware, software and operational support; and

●	reliance on third-party vendors or service providers.

In addition, business combinations with Israeli technology companies could be affected by political conditions in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its Arab neighbors. Any hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could affect adversely our operations. Ongoing and revived hostilities or other Israeli political or economic factors could affect our ability to complete a business combination with an Israeli technology company or the operations of the post-combination business. Furthermore, several countries restrict business with Israel and Israeli companies.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to the Israeli technology industry. Accordingly, if we acquire a target business in another industry, these risks we will be subject to risks attendant with the specific industry in which we operate or target business which we acquire, which may or may not be different than those risks listed above.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in any such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.

Although our strategy is focused on the United States and Israel, we may pursue a target company operating in other countries. The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may diminish a target business’ ability to succeed in the international markets.

In the event we acquire a non-U.S. target, such as an Israel-centered entity, as we are planning to do, a substantial portion of revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currency in our target region — Israel — fluctuates relative to the U.S. dollar and is affected by, among other things, changes in political and economic conditions. Any change in the relative value of that currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency such as the Israeli currency (the New Israeli Shekel) appreciates in value against the U.S. dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate a transaction with that business.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

General Risk Factors

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. In addition, the risk of state-supported and geopolitical-related cybersecurity attacks may increase in connection with the war in Ukraine and any related political or economic responses and counter-responses. The Russian Federation could resort to cyberattacks and other action that could impact businesses including those without any direct business ties to the Russian Federation. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We are subject to changing laws and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which is charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from seeking a business combination target.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition corporations and private operating companies and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. holder of our Class A ordinary shares or warrants, the U.S. holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on the status of an acquired company pursuant to a business combination and whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. In addition, our actual PFIC status for any taxable year will not be determinable until after the end of such taxable year (and, in the case of the start-up exception, potentially not until after the end of the two taxable years following our current taxable year). If we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. holder such information as the Internal Revenue Service may require, including a PFIC Annual Information Statement, in order to enable the U.S. holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. holders to consult their tax advisors regarding the possible application of the PFIC rules. For a more detailed discussion of the tax consequences of PFIC classification to U.S. holders, see the section below titled “ervis.”

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to consummate a business combination.

Recent increases in inflation in the United States and elsewhere may be leading to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a business combination.

Military conflict in Ukraine could make it more difficult for us to consummate a business combination.

Military conflict in Ukraine may lead to increased price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination partner and consummate a business combination on acceptable commercial terms or at all.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The Company has not received any written comments from the staff of the SEC regarding its periodic or current reports under the Exchange Act that remain unresolved.

ITEM 2.	PROPERTIES

We maintain our executive offices at 12600 Hill Country Blvd., Building R, Suite 275, Bee Cave, Texas 78738. The cost for our use of the office space is included in the $10,000 per month fee we pay to our Sponsor for office space, administrative and support services pursuant to the Administrative Services Agreement. Upon the completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

ITEM 3.	LEGAL PROCEEDINGS

We may be a party to various claims and legal proceedings from time to time. We are not subject to any pending material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their capacity as such.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF UNITS

Our units, Class A ordinary shares, and public warrants each trade on the Nasdaq Global Market under the symbols “ISRLU,” “ISRL” and “ISRLW,” respectively. Our units began trading on January 13, 2023, and our Class A ordinary shares and public warrants began separate public trading on February 28, 2023. Our Class B ordinary shares are not listed on any exchange. We do not have any preference shares outstanding.

Holders of Record

As of March 31, 2023, there were five holders of record of our units, one holder of record of our Class A ordinary shares, one holder of record of our Class B ordinary shares, and one holders of record of our warrants. There are no record holders of our preference shares.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of an initial business combination. The payment of any cash dividends subsequent to an initial business combination will be within the discretion of our board of directors at such time and we will only pay such dividend out of our profits or share premium (subject to solvency requirements) as permitted under applicable law. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share capitalizations in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Performance Graph

Not Applicable.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On January 18, 2023, we consummated our Initial Public Offering of 14,375,000 units. The units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $143,750,000. BTIG, LLC was the representative of the underwriters and acted as the sole book-running manager of our Initial Public Offering. The offer and sale of the securities in the Initial Public Offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-263658). The SEC declared the registration statement effective on January 12, 2021.

Simultaneously with the closing of the Initial Public Offering we completed the private sale of:

●	an aggregate of 637,500 private placement units to the Sponsor at a purchase price of $10.00 per private placement unit, generating gross proceeds to us of $6,375,000,

●	an aggregate of 75,000 private placement units to BTIG, LLC, at a purchase price of $10.00 per private placement unit, generating gross proceeds to us of $750,000;

●	an aggregate of 25,000 private placement units to Exos Capital LLC, at a purchase price of $10.00 per private placement unit, generating gross proceeds to us of $250,000; and

●	an aggregate of 25,000 private placement units to JonesTrading Institutional Services LLC, at a purchase price of $10.00 per private placement unit generating gross proceeds to the Company of $250,000.

The private placement units are identical to the units sold in the Initial Public Offering, except that the private placement warrants, (i) are not redeemable by us, (ii) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by such holders until 30 days after the completion of our initial business combination, (iii) may be exercised the option of the holders on a cashless basis, and (iv) will be entitled to registration rights. No underwriting discounts or commissions were paid with respect to such sales of the private placement units. The issuance of the private placement units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Of the gross proceeds received from the Initial Public Offering, including the exercise of the underwriters’ over-allotment option, and the sale of the private placement units, an aggregate of $146,625,000 was placed in the trust account.

In connection with the Initial Public Offering, we incurred offering costs of approximately $8,642,960 (including deferred underwriting commissions of approximately $5,406,250). Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial business combination, if consummated) and the Initial Public Offering expenses, $146,625,000 million of the net proceeds from our Initial Public Offering and certain of the proceeds from the private placement of the private placement units (or $10.00 per unit sold in the Initial Public Offering) was placed in the trust account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the private placement units are held in the trust account and invested as described elsewhere in this Annual Report on Form 10-K. For a description of the use of the proceeds generated in our Initial Public Offering, see Part II, Item 7 of this Form 10-K.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto, which are included in “Item 8. Financial Statements and Supplementary Data” of this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors,” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company formed under the laws of the Cayman Islands as an exempted limited company on August 24, 2021, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of our Initial Public Offering and the sale of the private placement units, the proceeds of the sale of our securities in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter), securities issued to the owners of the target of our initial business combination, debt issued to bank or other lenders or the owners of the target of our initial business combination, or a combination of the foregoing or other sources.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Recent Developments

On January 12, 2023, the SEC declared the registration statement for our Initial Public Offering effective. On January 18, 2022, we consummated our Initial Public Offering of 14,375,000 units, which included the full exercise the underwriters’ over-allotment option in the amount of 1,875,000 units, at $10.00 per unit, generating gross proceeds of $143,750,000. Each unit is comprised of one Class A ordinary share and one public warrant.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of (i) 637,500 private placement units at a price of $10.00 per private placement unit in a private placement to the Sponsor, (ii) 75,000 private placement units at price of $10.00 per private placement unit in a private placement to BTIG, LLC, (iii) 25,000 private placement units at price of $10.00 per private placement unit in a private placement to Exos Capital LLC, and (iv) 75,000 private placement units at price of $10.00 per private placement unit in a private placement to JonesTrading Institutional Services LLC.

Following the closing of our Initial Public Offering on January 18, 2023, an amount of $146,625,000 ($10.00 per unit sold in our Initial Public Offering) from the net proceeds of the sale of the units in the Initial Public Offering and the sale of the private placement units was placed in the trust account.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from August 24, 2021 (inception) through December 31, 2022 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and ongoing legal, accounting and professional service fees and costs associated with identifying a target. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial business combination.

For the year ended December 31, 2022, we had net loss of $71,941, which consisted of formation and operating expenses. In comparison, for the period from August 24, 2021 (inception) through December 31, 2021, we had net loss of $5,059, which consisted of formation and operating expenses.

Liquidity and Capital Resources

As of December 31, 2022, we had $8,305 in operating cash and a working capital deficit of $707,167 compared to $0 in operating cash and a working capital deficit of $39,456 as of December 31, 2021.

On January 18, 2023, we consummated its Initial Public Offering or 14,375,000 units, including the issuance of 1,875,000 units as a result of the underwriter’s exercise of its over-allotment option in full. Each unit consists of one Class A ordinary share and one warrant. Each whole warrant entitles the holder thereof to purchase one ordinary share for $11.50 per ordinary share, subject to adjustment. The units were sold at a price of $10.00 per unit, generating gross proceeds to us of $143,750,000.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 762,500 private placement units to Sponsor, BTIG, LLC, Exos Capital LLC, and JonesTrading Institutional Services LLC, at a purchase price of $10.00 per private placement unit, for an aggregate of $7,625,000.

Following the closing of the Initial Public Offering on January 18, 2023, $146,625,000 ($10.20 per unit sold in the Initial Public Offering) from the net proceeds of the sale of the units in the Initial Public Offering and the sale of the private placement units was placed in the trust account, , until the earlier of: (i) the completion of our initial business combination and (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association, and (iii) the redemption of the our public shares if we are unable to complete our initial business combination by January 18, 2024 (or up to July 18, 2024, if the Company extends the time to complete a business combination), which was the date we closed our Initial Public Offering.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred underwriting fees and income taxes payable), to complete our initial business combination. To the extent that our capital shares or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

To fund working capital deficiencies or finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that an initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private placement-equivalent units at a price of $10.00 per private placement-equivalent unit at the option of the lender. These units would be identical to the private placement units.

We do not believe we will need to raise additional funds to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination.

Moreover, we may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account, or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination. If we have not consummated our initial business combination within the Combination Period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. We pay $10,000 per month to the Sponsor for office space, administrative and support services pursuant to the Administrative Services Agreement.

The underwriters are entitled to a deferred underwriting fee of $0.35 per unit, or $5,406,250 in the aggregate. The deferred underwriting fee was payable to the underwriter from the amounts held in the trust account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,”management has determined that the current liquidity conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of filing this Annual Report. The financial statements accompanying this Annual Report do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies.

Class A Ordinary Shares Subject to Possible Redemption

Net Loss Per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Weighted average shares were reduced for the effect of an aggregate of 625,000 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (Note 5). At December 31, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective on January 1, 2022, with early adoption permitted. The Company early adopted ASU 2020-06 and it did not have an impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (who serves as our Principal Executive Officer and Principal Financial and Accounting Officer), to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified relates to the fact that we have not yet designed and maintained effective controls relating to the accounting for offering costs related to the Company's initial public offering. Specifically, certain accounting costs incurred through December 31, 2022 not directly or incrementally related to the initial public offering were incorrectly recorded as deferred offering costs rather than expensed as incurred.

Remediation Plan

Our Chief Financial Officer will perform additional post-closing review procedures including a review of the expenses classified as offering costs.

Management’s Report on Internal Controls over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Attestation Report of Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

Other than the material weakness set forth above, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022, covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain offering expenses. Our management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

ITEM 9B.	OTHER INFORMATION

As previously disclosed on our Current Report on Form 8-K, filed with the SEC on January 12, 2023, contemporaneously with the initial public offering, we entered into the Warrant Agreement with American Stock Transfer & Trust Company. Certain disclosures and risk factors contained in the final prospectus, dated January 17, 2023, relating to the Warrant Agreement did not match the terms of the Warrant Agreement. Accordingly, we have updated the following disclosures and risk factors in this Annual Report on Form 10-K to be consistent with the Warrant Agreement:

●	“Item 1A. - Risk Factors - We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then-outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.”

●	“Item 1A. - Risk Factors - We are not registering the offer and sale of the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.”

●	“Item 1A. – Risk Factors - We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.”

●	“Item 5. – Market for Registrant’s Units, Related Unitholder Matters and Issuer Purchases of Units – Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings.”

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Titles
Ziv Elul	47	Chief Executive Officer and Director
Sharon Barzik Cohen	51	Chief Financial Officer and Director
Izhar Shay	59	Director (Chairman)
Candice Beaumont	49	Director
Peter Cohen	56	Director
Roy Zisapel	51	Director
Daniel Recanati	46	Director

Officers and Directors

Ziv Elul serves as our Chief Executive Officer and a member of our board of directors. Mr. Elul has 16 years of industry and managerial experience with start-up and high-growth technology businesses operating globally, which includes two acquisition transactions and operational experience as the CEO of a publicly traded company. In 2007, Mr. Elul co-founded Inneractive, an independent automated mobile platform with marketplace exchange capabilities and focused on powering video ads. He served as CEO of Inneractive, leading it to outstanding profitability until its acquisition by Fyber N.V. (FSE:FBEN) a global provider of monetization platforms for mobile publishers, in July 2017. Following the acquisition, Mr. Elul continued to serve as CEO and led the integration of the businesses under one brand with a strong focus on cutting-edge technology. Under his leadership, Fyber N.V. reached profitability for the first time as a combined company. In May 2021, Fyber N.V. was acquired for $600 million by a multi-billion dollar media and advertising solutions company, Digital Turbine (Nasdaq:APPS), where he was appointed to serve as a strategic advisor supporting the integration. Prior to 2007, Mr. Elul served as a Lieutenant Colonel in Israel’s Reserves Corps. Mr. Elul is a member of the Israeli branch of the Young Presidents’ Organization (“YPO”), a global network of young chief executives, and is deeply involved in the Israeli high tech and startup ecosystem. Mr. Elul is an active investor in Israeli technology companies, with a portfolio of 18 company investments to-date (including several successful exits, such as Spotinst (acquired by Net App for $450 million)) and an investor in seven venture capital firms. He holds an Executive MBA from the Hebrew University which he graduated from with honors.

Sharon Barzik Cohen serves as our Chief Financial Officer and a member of our board of directors. In May 2021, Ms. Cohen joined Qumra Capital, a leading growth capital fund that invests in late stage technology-driven companies, as Partner and Chief Operating Officer. Before Qumra, she was CFO of the Storage Division at Dell EMC in Israel, having previously served since 2011 as CFO of XtremIO, which developed all flash advanced storage solutions and was acquired by EMC in 2012 for $430M, one of the largest acquisitions in the Israeli tech market at the time. In this role Ms.Cohen oversaw global finance teams worldwide, and was a member of the Dell Israel leadership team. Prior to 2011, Ms. Cohen was CFO of N-trig, a developer of transparent electromagnetic digitizers for the mobile computers market, which was acquired by Microsoft in 2015. From 1996 to 2003, she served as CFO of RadioTel, a leading networking company offering next-generation SDH/Sonet network solutions. Ms. Cohen earned a BA in Psychology, summa cum laude, and an Executive MBA, cum laude, both from Tel Aviv University.

Izhar Shay serves as Chairman of our board of directors. Mr. Shay currently serves as a venture partner at Disruptive AI, an early stage venture capital firm focused on AI investments. He also is the Chairman of Kendago, a leading digital marketing household and is on the Board of Directors of Aquarius Engine (TASE: AQUA, Developer of a Two Sided Free Piston Linear Engine), Tastewise (an AI based consumer insights platform for food & beverage innovation) and Equinom (a food-tech company developing non-GMO plant-based ingredients). From 2020 to 2021, Mr. Shay was Israel’s Minister of Science and Technology. Prior to that Mr. Shay’s professional career included various management and business positions in the Israeli high-tech and venture capital sectors. Previously, he worked as a high-tech entrepreneur and managed a number of companies for nearly ten years in the United States. In 1998, he co-founded Business Layers, a developer of Identity Management software solutions, and served as the company’s CEO until its sale in 2003 to Netegrity (Nasdaq: NETE). From 2004-2005, Mr. Shay served as chairman and CEO of V-Secure Technologies, a developer of intrusion prevention products intended to block cyber-attacks, which he led through its sale to Radware (NASDAQ: RDWR). In 2006, he joined the international venture capital fund Canaan Partners as a partner and managed its investment activities in Israel until 2014. At that time, Canaan Partners had assets under management of approximately $2.0B. Together with his partner, Ehud Levy, he co-founded Canaan Partners Israel in 2014, which made investments in Israeli technology start-ups, focusing on investments in mobile, digital media, Internet, communications and software. He served as a director at LiveU (acquired by Francisco Partners), Viewbix (acquired by Algomizer), Rollout.io, Drupe, and RegulusX and served as a director at Prime Sense prior to its sale to Apple as well as at N-trig, which was sold to Microsoft. In 2015, Mr. Shay was selected by the Israeli media outlet Geektime to be on the list of the 100 most influential people in the Israeli high-tech. Mr. Shay was elected as a member of the Israeli parliament, where he served from 2019 to 2021. He was a member of the special Coronavirus Cabinet, which was formed by the Israeli government, where he helped lead the national efforts confronting the challenges of the Covid-19 pandemic.

Candice Beaumont serves as a member of our board of directors. Beginning in October 2020, Candice Beaumont began to serve as an advisor to Springwater Special Situations Corp. (Nasdaq: SWSSU), a special purpose acquisition company formed to effectuate a merger or similar transaction with one or more businesses, which completed its initial public offering on August 25, 2021 and is currently searching for an initial business combination with a well-positioned business with operational improvements in Europe or elsewhere. Ms. Beaumont is a member of the Board of Directors of Clean Earth Acquisition Corp. (Nasdaq: CLINU), a special purpose acquisition company that completed its initial public offering in February 2022 and entered into a business combination agreement on October 12, 2022 for the purposes of acquiring substantially all of the subsidiaries of Alternus Energy Group Plc, a public limited company incorporated under the laws of Ireland. Ms. Beaumont has served since 2016 as Chairman of the Salsano Group, a Panama based family office and conglomerate invested in private equity. From 2003 to present, Ms. Beaumont has served as Chief Investment Officer of L Investments, a single-family office invested in public and private equity. Ms. Beaumont speaks at numerous family office and investment conferences globally, including the Stanford University Graduate School of Business Global Investor’s Forum, is a NYU Stern Family Office Council member serving on the Steering Committee, and is an Advisory Board member of the Family Office Association. From 2012 to 2014, Ms. Beaumont was a member of the board of directors of I2BF Venture Fund II, a Dubai Financial Services Authority regulated clean tech venture capital firm with offices in Dubai, New York and London, as well as an Advisory Board member of The Luxury Fund. Ms. Beaumont remains committed to community and philanthropic causes and serves on the International Council of Advisors for Global Dignity, a charity founded by Crown Prince Haakon of Norway to foster global respect and dignity across all borders, genders, religions and races. Ms. Beaumont was part of the Milken Young Leaders Circle and is a member of the Milken Institute, as well as an active member of YPO. Ms. Beaumont started her career in Corporate Finance at Merrill Lynch in 1996 and worked as an investment banker at Lazard Frères from 1997 to 1999, during which time Ms. Beaumont executed over $20 billion of merger and acquisition advisory assignments. Ms. Beaumont also worked in private equity at Argonaut Capital from 1999 to 2001. Ms. Beaumont obtained a Bachelor in Business Administration from the University of Miami, graduating first in her class with a major of International Finance & Marketing. Ms. Beaumont was captain of the University of Miami varsity tennis team, where Ms. Beaumont earned Academic All-American honors, and is also a former world-ranked professional tennis player. Ms. Beaumont completed Global Leadership & Public Policy for the 21st Century at Harvard Kennedy School in 2015. Ms. Beaumont was honored by Trusted Insight as one of the Top 30 Family Office Chief Investment Officers in 2017 and as a Young Global Leader by the World Economic Forum in 2014. Ms. Beaumont has a broad network of relationships, including investors in private and public equity, leading venture capital firms with compelling pre-initial public offering companies and has expertise sourcing deals, evaluating private and public businesses, and conducting detailed due diligence and risk management.

Peter Cohen serves as a member of our board of directors. Mr. Cohen was an investment banker for approximately three decades, advising CEOs and boards of directors on mission critical strategic and financing transactions. Most recently, from 2015 to 2020, he was a Managing Director and Global Head of Media, Entertainment & Sports Investment Banking at Barclays. In this role, he led a team responsible for managing all client coverage efforts for the firm in these sectors globally. He primarily focused on the largest clients in the Diversified and New Media and Sports sub-sectors, specializing in mergers & acquisitions, as well as debt and equity capital raising efforts, on behalf of clients worldwide. From 2009 to 2015, he had similar responsibilities as a Senior Managing Director at Blackstone. Mr. Cohen started his investment banking career at JP Morgan in 1993. Some of the more noted transactions he participated in over his thirty year career include: representing the Los Angeles Dodgers in their sale to Guggenheim Partners, the sale of the Chicago Cubs to the Ricketts family, representing Altice NV in its acquisition of Cablevision Systems Corp., representing Cineworld Group PLC on its acquisition of Regal Entertainment Group, and News Corporation on its acquisition of Dow Jones & Company.

Roy Zisapel serves as a member of our board of directors. Mr. Zisapel is a co-founder of Radware (NASDAQ: RDWR), a leader of cybersecurity and application delivery solutions for physical, cloud and software-defined data centers. Mr. Zisapel has served as President and Chief Executive Officer of Radware since the company’s inception in April 1997, and he is responsible for the overall direction and strategy of the company. Under his leadership, Radware has grown from a startup to a global, Nasdaq-listed industry leader with more than 35 offices and 1,100 employees worldwide. He was instrumental in raising over $200 million for Radware, which included two public offerings: an initial public offering in September 1999 — just two and a half years after the company’s inception — and a follow-on offering in January 2000. Radware’s growth has paralleled working with some of the most prominent brands in the world, including commercial banks, stock exchanges, retailers, telecom companies and mobile operators. Radware maintains strategic partnerships with Cisco, Checkpoint, IBM, Microsoft, Nokia, SAP and VMWare, among others. Mr. Zisapel has led Radware through several successful acquisitions, including V-Secure Technologies (2005), Covelight Systems (2007), Nortel’s application delivery business, Alteon (2009), and Strangeloop Networks in 2013. Most recently, he oversaw the acquisition of Seculert (2017) and ShieldSquare (2019). From 1996 to 1997, Mr. Zisapel was a team leader of research and development projects for RND Networks Ltd. From 1994 to 1996, Mr. Zisapel was employed as a software engineer for other companies in Israel. Mr. Zisapel graduated summa cum laude with a B.S. degree in mathematics and computer science from Tel Aviv University, where he was honored with the International Wolf Prize for research students. Mr. Zisapel holds several U.S. patents and patent applications in the areas of global load balancing, network proximity, traffic redirection and multi-homing.

Daniel S. Recanati serves as a member of our board of directors. Mr. Recanati is the founder & CEO of Rhodium, a privately-owned investment firm with a diverse portfolio including some of Israel’s most promising companies. Mr. Recanati founded and invested in numerous tech ventures from early stage to growth, across different sectors such as fintech, foodtech, cyber, AI, digital media, e-commerce, automotive, communication and mobile. Mr. Recanati is an early investor in successful Israeli companies such as Outbrain (NASDAQ:OB), eToro, Yotpo, Storedot, Celsius, Face.com (acquired by Facebook), Hopstop (acquired by Apple), Zooz (acquired by PayU), Rounds (acquired by Kik), Hexatier (acquired by Huawei), IMGN (acquired by WarnerMusic) and Compass (acquired by Sage). For over two decades, Mr. Recanati has been focusing on accelerating social impact through technology, by co-founding and being closely involved in a variety of community organizations. Mr. Recanati serves on the board of The Yahel Foundation, the Recanati family philanthropy foundation, which aims to narrow social gaps by driving social processes and supporting non-profit organizations that advance education, welfare and health. Mr. Recanati also serves on the board of MadaTech — The Israel National Museum of Science Technology and Space. Mr. Recanati co-founded and serves on the board of Apple Seeds Academy (“Tapuah”), an Israeli nonprofit organization that was founded with the aim of bridging between Israel’s growing tech sector and the digital peripheries. He also serves on the board of “Ogen”- a non-profit social lending enterprise, providing affordable credit to disadvantaged segments of the Israeli public. Mr. Recanati holds an LLB and BA from the Reichman University, Herzliya.

Advisory Board

We currently expect members of our advisory board to (i) assist us in sourcing, negotiating and consummating a potential business combination, (ii) provide their business insights when we assess potential business combination targets and (iii) upon our request, provide their business insights as we work to create additional value in the businesses that we acquire. However, they have no written advisory agreement with us. Additionally, these individuals own membership interests in us, but have no other employment or compensation arrangements with us. They will not serve on the board or any committee thereof, nor will they have any voting or decision making capacity on our behalf. They will also not be required to devote any specific amount of time to our efforts or be subject to the fiduciary requirements to which our board members are subject. Accordingly, if any of them become aware of a business combination opportunity which is suitable for us, they are under no obligation to introduce it to us before any other prospective acquiror. We may utilize additional advisors from time to time.

The following are the initial members of our advisory board:

Alex Greystoke serves as a member of our advisory board and is one of our founders. Mr. Greystoke is a successful serial entrepreneur with a breadth of skills in a diverse range of industries. He is a founder and member of the advisory board of Goal Acquisitions Corp. (Nasdaq: PUCKU), a SPAC, that raised $258 million through its initial public offering in February 2021 and entered into a business combination agreement on November 17, 2022 for the purposes of acquiring Digital Virgo Group, a French corporation. Mr. Greystoke is also the founder and member of the advisory board of Clean Earth Acquisition Corp. (Nasdaq: CLINU), a SPAC that completed a $200 million initial public offering in February 2022 and entered into a business combination agreement on October 12, 2022 for the purposes of acquiring substantially all of the subsidiaries of Alternus Energy Group Plc, a public limited company incorporated under the laws of Ireland. Mr. Greystoke is also on the board of Springwater Special Situations Corp (Nasdaq: SWSSU), a SPAC that raised $168 million through its initial public offering in August 2021 and is seeking to merge with a well-positioned business with operational improvement opportunities in Europe or elsewhere. Mr. Greystoke is the founder of multiple AI technology companies including TripChamp, VacationChamp and TravelChamp. He is the inventor of three granted artificial intelligence patents, with eight pending patent applications. Mr. Greystoke also holds investments in real estate, food and beverage, technology and other sectors. Mr. Greystoke founded HSC, a boutique corporate finance business raising money for and helping emerging companies commercialize in a range of sectors including technology, energy, healthcare and consumer products utilizing his wide network of partners throughout Asia, Europe, the Middle East and the U.S. Mr. Greystoke has served as director to numerous companies in the education, technology, AI and renewable energy spaces, and has served as a Chairman to a U.K. listed Chinese manufacturing company.

Robert Pincas serves as a member of our advisory board and is one of our founders. Mr. Pincas is a successful investment manager and entrepreneur with over 20 years of experience in the Israeli ecosystem and international capital markets. Over the years, Mr. Pincas has developed a deep network with Israeli tech companies and a wide range of international investors. Currently, Mr. Pincas serves as the SMB partner for Fundit, a leading crowdfund platform in Israel, regulated by the Israeli Securities Authority. Between 2007 and 2020 Mr. Pincas was a Managing Director with MG Investment Capital, a venture capital fund investing in Israeli technology with a profitable return for investors. Mr. Pincas was the Accelerator Program Director (Jerusalem and the Plains) for Maof-Tech, for the Israeli Economy Ministry. Between 2014 and 2018 Mr. Pincas managed Maof Rishon LeZion (sponsored by the Israeli Economy Ministry), one of the largest consulting centers in Israel, servicing thousands of SMB businesses. Mr. Pincas served between 2003-2008 as Executive Director and Partner with MG Equity Partners Ltd., an investment bank focusing on cross border transactions between Israeli and European companies and the London capital markets, such as Domino’s Pizza Switzerland, Pepsi Romania and MTI Wireless. Mr. Pincas has volunteered with Paamonim, a nonprofit organization focusing on financial education for families. Mr. Pincas holds an MBA from Tel Aviv University and a BA in Economics from Ben Gurion University.

Eitan Efron serves as a member of our advisory board and is one of our founders. Mr. Efron has 30 years of experience in technology investments, technology and business management and high-tech entrepreneurship. Mr. Efron has a diverse entrepreneurial and management background. Mr. Efron is a founder of four technology startups, including Oversi Networks, which was acquired by Allot Communications (NASDAQ: ALLT) in 2009, and WiNetworks, which was acquired by Ruggedcom Inc. in 2006 (and later acquired by Siemens). Between 2007 and 2019, Mr. Efron was a director with MG Investment Capital, a venture capital fund investing in Israeli technology with a profitable return for investors. Mr. Efron has deep contacts in Israeli tech ecosystem, including investors, companies’ executives, entrepreneurs and Israeli Innovation Authority. Mr. Efron has direct access to multiple multi-sector technology companies.

Ehud Levy serves as a member of our advisory board. Since 2014, Mr. Levy has been the Managing General Partner of Canaan Partners Israel, an Israeli venture capital fund. Since 2019, he has been a Venture Partner with Lenovo Capital heading its investment opportunities in Israel. Mr. Levy is also an active private investor in tech companies operating as a partner with a leading investment team, Kaedan Capital. From 2006 to 2014, Mr. Levy was a Managing Partner at Vertex VC. Among other successful investments, Mr. Levy identified Waze as a bright star from the start, leading the first investment round in the company and serving on its board of directors until its acquisition by Google for over US$1 billion. Previously, Mr. Levy co-founded and served as Chairman and CEO of Ki-Bi Mobile Technologies, a mass-market device specialist for mobile content distribution. He led the business from concept to commercial success, an initial public offering in London and eventual acquisition. Earlier, he served as COO and CFO of Telegate, a telecommunications company, where he was responsible for a restructuring plan leading to the acquisition of the company for over US$400 million. Prior to Telegate, Mr. Levy was an investment banker in New York and Tel Aviv, and served on the board of directors of several technology companies. Mr. Levy holds a BSc in Computer Engineering (with honors) from the Technion – Israel Institute of Technology and an MBA from Columbia Business School in New York.

Nir Ben Lavi serves as a member of our advisory board. Currently Mr. Ben Lavi is the CEO and co-founder of the Pangea Cup, the world’s first global competition and reality show for discovering the next big video game, and has served in that capacity since December 2019. Mr. Ben Lavi was appointed to his first managerial position at the age of 25, and combined it with intensive R&D work. This experience provided Mr. Ben Lavi with invaluable knowledge on innovation and led him to dedicate a lot of his time helping countries create their own start-up ecosystems. Mr. Ben Lavi is an active member of YPO Israel, and YPO Change Makers Club. Mr. Ben Lavi is an active investor deeply involved in the Israeli startup ecosystem. He is the former Managing Director of the NYU Blockchain Accelerator which he served at from October 2017 to October 2019, as well as head of the joint innovation program at Bosphorus University, Turkey. Mr. Ben Lavi is the author of three books and inventor of revolutionary software solutions. Mr. Ben Lavi received his B.A. in Sociology, with honors, and his M.B.A. from the University of Tel Aviv. His Ph.D. research study in the field of Computerized Dispute Resolution led to the development of a first-of-its-kind dispute resolution software that was adopted by the United Nations as a managerial work tool.

Guy Kurlandski serves as a member of our advisory board. Mr. Kurlandski has more than 30 years’ experience as an entrepreneur and investor spanning diverse industries globally, from printing and real estate to spirits and technology. Today, Mr. Kurlandski’s primary position is as the Chief Evangelist Officer at Liquidity Group, an Israeli based global fintech and fund manager, which he has been with from 2019 to the present. He is also a Forbes Business Council member and an advisor to MUMA College of Business. He has been based in the United States since 2008 and was previously based in the United Kingdom. Mr. Kurlandski speaks both English and Hebrew and has strong ties to Israel. He has experience in scaling, managing and funding companies to reach their full potential.

Aaron Greenberg serves as a member of our advisory board. Mr. Greenberg is a finance professional with substantial experience in foreign markets. Recently, Mr. Greenberg was Chief Strategy Officer and Project Manager of European Sustainable Growth Acquisition Corp. (NASDAQ: EUSG), which successfully merged with ADS-TEC Energy (NASDAQ: ADSE), a German energy storage and EV charging company. In this position, he played a significant role in the negotiation of the business combination agreement between the parties and in successfully raising $156 million in a private investment public equity transaction for EUSG’s contemplated business combination with ADSE. Concurrent to EUSG, Mr. Greenberg served on the investment team for Lucerne Capital Management, a European-focused investment management firm managing approximately $800 million in assets. Prior to joining Lucerne, Mr. Greenberg worked in various roles for Wells Fargo Bank and its affiliates, latest of which as a portfolio manager evaluating operational inefficiencies and credit policy within the Corporate Investment Bank. He holds a FINRA Series 7, FINRA Series 63, FINRA Series 79, and FINRA Series 99 Securities license. Prior to joining Wells Fargo Bank, Mr. Greenberg attended Yale University where he earned a B.A. in Economics and B.A. in History.

Number and Terms of Office of Officers and Directors

Our board consists of seven directors. Holders of our founder shares have the right to appoint all of our directors prior to the consummation of our initial business combination and holders of our public shares do not have the right to vote on the appointment of directors during such time. In addition, prior to the completion of an initial business combination, (i) any vacancy on our board of directors may be filled by a nominee chosen by holders of a majority of our founder shares and (ii) holders of a majority of our founder shares may remove a member of the board of directors for any reason.

Our board of directors is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on the Nasdaq. The term of office of the first class of directors consisting of Roy Zisapel and Peter Cohen, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Daniel Recanati, Sharon Barzik Cohen and Candice Beaumont, will expire at our second annual general meeting. The term of office of the third class of directors, consisting of Ziv Elul and Izhar Shay, will expire at our third annual general meeting. Mr. Shay serves as chairman of our board of directors.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association will provide that our officers may consist of, a chief executive officer, a president, a chief financial officer, vice presidents, a secretary, a treasurer and such other officers as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Peter Cohen, Roy Zisapel, Candice Beaumont and Daniel Recanati are “independent directors” as defined in the Nasdaq listing standards. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a nominating committee, and a compensation committee. Subject to phase-in rules and a limited exception, the rules of the Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of the Nasdaq require that the compensation committee and the nominating committee of a listed company be comprised solely of independent directors.

Audit Committee

Roy Zisapel, Candice Beaumont and Daniel Recanati serve as the members of our audit committee, and Mr. Zisapel chairs the audit committee. Each member of the audit committee meets the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Zisapel qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee is responsible for:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

●	monitoring the independence of the independent registered public accounting firm;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

●	appointing or replacing the independent registered public accounting firm;

●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

●	monitoring compliance on a quarterly basis with the terms of previous offerings and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of previous offerings; and

●	reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

The audit committee charter also provides that the audit committee shall have the authority, to the extent it deems necessary or appropriate, to retain independent legal, accounting, or other advisors. Our Company shall provide for appropriate funding, as determined by the audit committee, for payment of compensation to (i) the independent auditor for the purpose of rendering or issuing an audit report and (ii) any advisors employed by the audit committee.

Nominating Committee

Daniel Recanati, Peter Cohen, and Candice Beaumont serve as the members of our nominating committee and Ms. Beaumont chairs the nominating committee. Each member of the nominating committee meets the independent director standard under Nasdaq listing standards.

The nominating committee is responsible for:

●	developing criteria and qualifications for membership on the board of directors;

●	recruiting, reviewing, and nominating candidates for election to the board of directors or to fill vacancies on the board of directors;

●	reviewing candidates proposed by shareholders and conducting appropriate inquiries into the background and qualifications of such candidates;

●	establishing subcommittees for the purpose of evaluating special or unique matters;

●	monitoring and making recommendations regarding committee functions, contributions, and composition; and

●	evaluating, on an annual basis the nominating committee’s performance.

The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Our nominating committee’s charter provides that the nominating committee will consider and evaluate each director-candidate based upon its assessment of the following criteria:

●	whether the candidate is independent pursuant to the requirements of Nasdaq;

●	whether the candidate is accomplished in his or her field and has a reputation, both personal and professional, that is consistent with the image and reputation of our Company.

●	whether the candidate has the ability to read and understand basic financial statements and satisfies the criteria for being an “audit committee financial expert,” as defined by the SEC;

●	whether the candidate has relevant experience and expertise and would be able to provide insights and practical wisdom based upon that experience and expertise.

●	whether the candidate has knowledge of our Company and issues affecting our Company;

●	whether the candidate is committed to enhancing shareholder value;

●	whether the candidate fully understands, or has the capacity to fully understand, the legal responsibilities of a director and the governance processes of a public company;

●	whether the candidate is of high moral and ethical character and would be willing to apply sound, objective, and independent business judgment, and to assume broad fiduciary responsibility.

●	whether the candidate has, and would be willing to commit, the required hours necessary to discharge the duties of board of directors membership.

●	whether the candidate has any prohibitive interlocking relationships or conflicts of interest.

●	whether the candidate is able to develop a good working relationship with other board of directors members and contribute to our board of director’s working relationship with the senior management of our Company.

●	whether the candidate is able to suggest business opportunities to our Company.

Shareholders who wish to recommend to the nominating committee, a candidate for election to the board of directors should send a written recommendation to our offices located at 12600 Hill Country Blvd, Building R, Suite 275, Bee Cave, Texas 78738, Attention: Nominating Committee. We will promptly forward all such letters to the members of the nominating committee. Shareholders must follow certain procedures to recommend to the nominating committee candidates for election as directors. In general, to provide sufficient time to enable the nominating committee to evaluate candidates recommended by shareholders in connection with selecting candidates for nomination in connection with our annual meeting of shareholders, we must receive the shareholder’s recommendation no later than 30 days after the end of our fiscal year.

Compensation Committee

Candice Beaumont, Peter Cohen, and Daniel Recanati serve as the members of our compensation committee and Mr. Recanati chairs the nominating committee. Each member of the compensation committee meets the independent director standard under Nasdaq listing standards.

The compensation committee is responsible for:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans; assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The compensation committee charter also provides that the compensation committee shall have the authority, to the extent it deems necessary or appropriate, to retain legal counsel or other advisors. In retaining compensation consultants, outside counsel, and other advisors, the compensation committee must take into consideration factors specified in the Nasdaq listing rules. We will provide for appropriate funding, as determined by the compensation committee, for payment of any such investigations or studies and the compensation to any consulting firm, legal counsel, or other advisors retained by the compensation committee.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. The Code of Ethics is available at the governance documents section of our website at https://israelacquisitionscorp.com. A copy of the Code of Ethics will also be provided without charge upon request from us. Information contained on or accessible through the website is not a part of this Annual Report on Form 10-K, and the inclusion of the website address in this Annual Report on Form 10-K is an inactive textual reference only. Any amendments to the Code of Ethics, or any waivers of its requirements, are expected to be disclosed as required by SEC and Nasdaq rules. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

None of our executive officers or directors have received any cash compensation for services rendered to us. On January 13, 2023 and continuing through the earlier of consummation of our initial business combination and our liquidation, we began paying the Sponsor $10,000 per month in exchange office space, administrative and support services pursuant to the Administrative Services Agreement. In addition, the Sponsor and our executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to the Sponsor and our executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by us to the Sponsor, our executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely that the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business, but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 31, 2023, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns ordinary shares; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the warrants as the warrants are not exercisable within 60 days of the date of this Annual Report on Form 10-K.

In the table below, percentage ownership is based on 19,929,167 ordinary shares, consisting of (i) 15,137,500 Class A ordinary shares and (ii) 4,791,667 Class B ordinary shares, issued and outstanding as of March 31, 2023. On all matters to be voted upon, except for the election of directors of the board, holders of Class A ordinary shares and Class B ordinary shares vote together as a single class.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
			Number of		Percentage of
		Approximate	Shares	Approximate	Outstanding
	Number of Shares	Percentage of	Beneficially	Percentage of	Ordinary
Name and Address of Beneficial Owner(1)	Beneficially Owned	Class	Owned(2)	Class	Shares
Directors and Named Executive Officers
Ziv Elul(3)	—	—%	—	—%	—%
Sharon Barzik Cohen(3)	—	—	—	—	—
Izhar Shay(3)	—	—	—	—	—
Candice Beaumont(3)	—	—	—	—	—
Peter Cohen(3)	—	—	—	—	—
Roy Zisapel(3)	—	—	—	—	—
Daniel S. Recanati(3)	—	—	—	—	—
All officers and directors as a group (7 individuals)	—	—	—	—	—
5% or Greater Shareholders
Israel Acquisitions Sponsor LLC(4)	637,500	4.2%	4,791,667	100%	27.2%
Charles Ecalle(4)	637,500	4.2%	4,791,667	100%	27.2%
Alexander Greystoke(4)	637,500	4.2%	4,791,667	100%	27.2%

*Less than one percent.

(1)	Unless otherwise noted, the business address of each of our shareholders is c/o Israel Acquisitions Corp, 12600 Hill Country Blvd, Building R, Suite 275, Bee Cave, TX 78738.

(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such Class B ordinary shares will automatically convert into Class A ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof.

(3)	Does not include any shares held by our Sponsor, of which each of our officers and directors is a member. This individual has an indirect economic interest in securities owned by our Sponsor.

(4)	Our Sponsor is the record holder of such securities. Charles Ecalle and Alexander Greystoke are the managers of our Sponsor and share voting and investment discretion with respect to the securities held by our Sponsor and as such may be deemed to have shared beneficial ownership of the securities held directly by our Sponsor. Each of Mr. Ecalle and Mr. Greystoke disclaims beneficial ownership of any securities held by our Sponsor other than to the extent of their respective pecuniary interests therein, directly or indirectly.

Our Sponsor beneficially owns 25% of the issued and outstanding ordinary shares (excluding private placement shares) and will have the right to elect all of our directors prior to our initial business combination. Holders of our public shares will not have the right to elect any directors to our board of directors prior to our initial business combination. Because of this ownership block, our Sponsor may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination.

Our Sponsor has agreed (a) to vote any founder shares and public shares held by it in favor of any proposed initial business combination and (b) not to redeem any founder shares or public shares held by it in connection with a shareholder vote to approve a proposed initial business combination.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On January 26, 2022, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain expenses on our behalf in consideration of 5,750,000 Class B ordinary shares, par value $0.0001. On March 4, 2022, we effected a share capitalization with respect to our Class B ordinary shares of 1,150,000, resulting in our initial shareholders holding 6,900,000 founder shares. On August 18, 2022, our Sponsor surrendered for no consideration 1,150,000 Class B ordinary shares, resulting in our initial shareholders holding 5,750,000 founder shares. On November 17, 2022, the Sponsor surrendered for no consideration 958,333 Class B ordinary shares, resulting in the Sponsor holding 4,791,667 founder shares. The founder shares (including the Class A ordinary shares issuable upon automatic conversion thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder. Each of our officers and directors owns an indirect interests in a portion of the founder shares through a membership interest in the Sponsor.

On January 26, 2022, we issued an unsecured promissory note to the Sponsor, pursuant to which we could borrow up to an aggregate amount $300,000 (the “Promissory Note”) to be used for a portion of the expenses of our initial public offering. The Promissory Note was non-interest bearing, unsecured, and payable upon the earlier of December 31, 2022 or the closing of our initial public offering. In December 2022, we and the Sponsor agreed to extend the maturity of the Promissory Note to the earlier of December 31, 2023 or the consummation of our initial public offering. On January 18, 2023 we consummated our initial public offering and paid $245,540 to the Sponsor, resulting in an overpayment of $8,306.

In connection with our initial public offering, our Sponsor, BTIG, Exos Capital LLC, and Jones Trading Institutional Services LLC purchased an aggregate of 762,500 private placement units for a purchase price of $10.00 per private placement unit (our Sponsor purchased 637,500 private placement units, BTIG purchased 75,000 private placement units, Exos Capital LLC purchased 25,000 private placement units, and JonesTrading Institutional Services LLC purchased 25,000 private placement units) pursuant to private placement units purchase agreements dated as of January 12, 2023. As such, our Sponsor’s interest in this transaction is valued at between $6,375,000. The private placement units are identical to the units sold in connection with our initial public offering, except that the private placement warrants underlying the private placement units (i) are not be redeemable by us, (ii) may not (including the Class A ordinary shares issuable upon exercise of these private placement warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination, (iii) may be exercised by the holders on a cashless basis, and (iv) are entitled to registration rights. The private placement units (including the private placement shares, private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder. Each of our officers and directors own an indirect interests in a portion of the private placement units through a membership interest in the Sponsor.

A portion of the proceeds from the sale of the private placement units was added to the proceeds from the initial public offering in the trust account such that at the time of the closing, $146,625,000 was held in the trust account. If we do not complete our initial business combination by February 1, 2023, the proceeds from the sale of the private placement units held in the trust account will be used to fund the redemption of our public ordinary shares (subject to the requirements of applicable law), and the private placement units (and the underlying securities) will be worthless.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has a then-current fiduciary or contractual obligation, he or she will honor his or her fiduciary or contractual obligation to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

In connection with the initial public offering, we entered into the Administrative Services Agreement, whereby our Sponsor agreed to make available, or cause to be made available directly or indirectly through any of its affiliates, with office space and secretary and administrative services in exchange for $10,000 per month fee until the closing of our initial business combination. Upon the completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Our Sponsor, our officers and directors, or any of their respective affiliates are entitled to reimbursement for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private placement-equivalent units of the post-business combination entity at a price of $10.00 per private placement-equivalent unit at the option of the lender. Such units would be identical to the private placement units. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such working capital loans. Prior to our initial business combination, we do not expect to seek loans from parties other than our Sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

In connection with our Initial Public Offering, we entered into the Registration Rights Agreement with the Sponsor, BTIG, Exos Capital LLC and Jones Trading Institutional Services LLC. Pursuant to the Registration Rights Agreement, those parties are entitled to certain registration rights with respect to any founder shares, private placement units, private placement shares, private placement warrants, the warrants issuable upon conversion of working capital loans (if any) and the Class A ordinary shares issuable upon conversion of the founder shares or exercise of the private placement warrants and working capital loans (if any) held by them.

In connection with our Initial Public Offering, the Sponsor, our executive officers and our directors entered into a letter agreement with us, dated January 12, 2023 (the “Letter Agreement”), pursuant to which each of them have agreed (i) that if we seek shareholder approval of an initial business combination, then it, she, or he, as applicable shall vote all founder shares and any public shares held by it, she or him, as applicable, in favor of such proposed initial business combination (including any proposals recommended by our board in connection therewith) (ii) to waive their redemption rights with respect to any founder shares and public shares held by it, she, or he in connection with (A) the completion of our initial business combination and (B) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (1) that would modify the substance or timing of our obligation to provide holders of our public shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by January 18, 2024 (or up to July 18, 2024 if we extend the time to complete a business combination as described in this Annual Report on Form 10-K) or (2) with respect to any other provision relating to the rights of holders of our public shares (although the Sponsor, our executive officers, and our directors shall be entitled to liquidation rights with respect to any public shares they hold if we fail to consummate an initial business combination within the Combination Period. Additionally, the Sponsor, our executive officers and our directors have each agreed to waive their respective rights to liquidating distributions from the trust account with respect to its founder shares held by them in connection with any liquidation of our Company.

Pursuant to the Letter Agreement, the Sponsor and our officers and directors have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property.

In addition, under the Letter Agreement, the Sponsor and our officers and directors have agreed that, they shall not transfer any of the private placement units, private placement shares, private placement shares, or ordinary shares underlying the private placement warrants until 30 days after the completion of an initial business combination. If we do not complete our initial business combination within the Combination Period, the private placement warrants will expire worthless. Because each of our executive officers and directors will own ordinary shares or warrants, directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

We have entered into agreements to indemnify our directors, executive officers and other employees as determined by the board of directors. Under the terms of such indemnification agreements, we will be required to indemnify each of our directors and officers, to the fullest extent permitted by applicable law. We have agree to indemnify our officers and directors reasonable attorneys’ fees, retainers, court costs (including trial and appeals), transcript costs, fees of experts, witness fees, travel expenses, duplicating costs, printing and binding costs, telephone charges, postage, delivery service fees, federal, state, local, or foreign taxes imposed as a result of the actual or deemed receipt of any payments under the indemnification agreement, and all other disbursements or expenses of the types customarily incurred in connection with prosecuting, defending, preparing to prosecute or defend, appealing, preparing to appeal, investigating, or being or preparing to be a witness in an action, suit, arbitration, alternate dispute resolution mechanism, investigation, administrative hearing or any other proceeding, whether conducted by or on behalf of the Company or any other party, whether civil, criminal, administrative or investigative, or establishing or enforcing a right to indemnification under the indemnification agreement. The indemnification agreements also require the Company, if so requested, to advance within 30 days of such request, all reasonable fees, expenses, charges and other costs that any of our directors incur, provided that such director will return any such advance if it is ultimately determined that such director is not entitled to indemnification by us. Any claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Related Party Policy

Upon consummation of our Initial Public Offering, the audit committee of our board of directors adopted a charter, providing for the review, approval, or ratification of “related-party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restriction that we have already committed to, the business purpose of such transaction, and the benefits of the transaction to us and to the relevant related party. Any member of the audit committee who has an interest in the related party transaction under review by the audit committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the audit committee, participate in some or all of the audit committee’s discussions of the related party transaction. Upon the completion of its review of the related party transaction, the audit committee may determine to permit or to prohibit the related party transaction.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Peter Cohen, Roy Zisapel, Candice Beaumont and Daniel Recanati are “independent directors” as defined in the Nasdaq listing standards. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid or to be paid to BDO USA, LLP, or BDO, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by BDO in connection with regulatory filings. The aggregate fees billed by BDO for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and for the period from August 24, 2021 (inception) through December 31, 2021 totaled approximately $159,825 and $12,500, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay BDO for consultations concerning financial accounting and reporting standards for the year ended December 31, 2022 and for the period from August 24, 2021 (inception) through December 31, 2021.

Tax Fees. We did not pay BDO for tax planning and tax advice for the year ended December 31, 2022 and for the period from August 24, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay BDO for other services for the year ended December 31, 2022 and for the period from August 24, 2021 (inception) through December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.

1.	Financial Statements

See Index to Consolidated Financial Statements as Item 8 herein.

2.	Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
1.1	Underwriting Agreement, dated January 12, 2023, by and among the Company and BTIG, LLC, as representative of the several underwriters.	8-K	001-41593	1.1	January 19, 2023
3.1*	Second Amended and Restated Memorandum and Articles of Association, dated November 17, 2022.
4.1	Specimen Unit Certificate	S-1	333-263658	4.1	August 31, 2022
4.2	Specimen Class A Ordinary Share Certificate	S-1	333-263658	4.2	August 31, 2022
4.3	Specimen Warrant Certificate (included in Exhibit 4.4)	S-1	333-263658	4.4	August 31, 2022
4.4	Warrant Agreement, dated January 12, 2023, by and between the Company and American Stock Transfer & Trust Company, as warrant agent.	8-K	001-41593	4.1	January 19, 2023
4.5*	Description of Securities
10.1	Letter Agreement, dated January 12, 2023, by and among the Company, its executive officers, its directors and Israel Acquisitions Sponsor LLC.	8-K	001-41593	10.1	January 19, 2023
10.2	Investment Management Trust Agreement, dated January 12, 2023, by and between the Company and American Stock Transfer & Trust Company, as trustee.	8-K	001-41593	10.2	January 19, 2023
10.3	Registration Rights Agreement, dated January 12, 2023, by and among the Company, Israel Acquisitions Sponsor LLC, BTIG, LLC, Exos Capital LLC and JonesTrading Institutional Services LLC.	8-K	001-41593	10.3	January 19, 2023
10.4	Private Placement Units Purchase Agreement, dated January 12, 2023, by and between the Company and Israel Acquisitions Sponsor LLC.	8-K	001-41593	10.4	January 19, 2023
10.5	Private Placement Units Purchase Agreement, dated January 12, 2023, by and between the Company and BTIG, LLC.	8-K	001-41593	10.5	January 19, 2023
10.6	Private Placement Units Purchase Agreement, dated January 12, 2023, by and between the Company and Exos Capital LLC.	8-K	001-41593	10.6	January 19, 2023
10.7	Private Placement Units Purchase Agreement, dated January 12, 2023, by and between the Company and JonesTrading Institutional Services LLC.	8-K	001-41593	10.7	January 19, 2023
10.8	Administrative Services Agreement, dated January 12, 2023, by and between the Company and Israel Acquisitions Sponsor LLC.	8-K	001-41593	10.8	January 19, 2023
10.9	Form of Indemnity Agreement	S-1	333-263658	10.5	August 31, 2022
10.10	Promissory Note, dated January 26, 2022, issued to the Sponsor.	S-1	333-263658	10.7	March 17, 2022
10.11	Securities Subscription Agreement, dated January 26, 2022, between the Company and Israel Acquisitions Sponsor LLC.	S-1	333-263658	10.8	March 17, 2022
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Security Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Security Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

We hereby file as part of this Annual Report on Form 10-K the exhibits listed in the attached Exhibit Index, except for exhibits 32.1 and 32.2, which are hereby furnished. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 17, 2023

ISRAEL ACQUISITIONS CORP

By:	/s/ Ziv Elul
Name: Ziv Elul
Title: Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Position	Date
By:	/s/ Ziv Elul	Chief Executive Officer and Director	April 17, 2023
	Ziv Elul	(Principal Executive Officer)

By:	/s/ Sharon Barzik Cohen	Chief Financial Officer and Director	April 17, 2023
	Sharon Barzik Cohen	(Principal Financial and Accounting Officer)

By:	/s/ Izhar Shay	Director (Chairman)	April 17, 2023
Izhar Shay

By:	/s/ Candice Beaumont	Director	April 17, 2023
Candice Beaumont

By:	/s/ Peter Cohen	Director	April 17, 2023
Peter Cohen

By:	/s/ Roy Zisapel	Director	April 17, 2023
Roy Zisapel

By:	/s/ Daniel Recanati	Director	April 17, 2023
Daniel Recanati

ISRAEL ACQUISITIONS CORP

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (BDO USA, LLP, New York, New York, PCAOB ID#243)	F-2
Financial Statements:
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the year ended December 31, 2022 and for the period from August 24, 2021 (inception) through December 31, 2021	F-4
Statements of Changes in Shareholder’s Deficit for the year ended December 31, 2022 and for the period from August 24, 2021 (inception) through December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022 and for the period from August 24, 2021 (inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7 to F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Israel Acquisitions Corp

Shareholders and Board of Directors

Israel Acquisitions Corp

Bee Cave, Texas

Opinion on the Financial Statement

We have audited the accompanying balance sheets of Israel Acquisitions Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, statements of changes in shareholders’ deficit, and cash flows for the year ended December 31, 2022 and for the period from August 24, 2021 (inception) to December 31, 2021, and the related notes (referred to as the “financial statements”). In our opinion, the financial statement presents fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations, and its cash flows for the year ended December 31, 2022, and for the period from August 24, 2021 (inception) to December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company does not have sufficient cash and working capital to sustain its operations which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statement is free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2022.

New York, New York

April 17, 2023

ISRAEL ACQUISITIONS CORP

BALANCE SHEETS

	December 31,
	2022	2021
Assets:
Current assets:
Cash	$8,305	$—
Prepaid expenses	—	4,941
Total current assets	8,305	4,941
Non-current assets:
Deferred offering costs associated with the proposed public offering	655,167	34,397
Total non-current assets	655,167	34,397
Total Assets	$663,472	$39,338

Liabilities and Shareholder’s Equity (deficit)
Current liabilities:
Accrued offering costs	$406,583	$34,397
Accrued expenses	71,655	—
Promissory note – related party	237,234	10,000
Total Liabilities	715,472	44,397

Commitments and Contingencies (Note 5)
Shareholder’s Deficit:
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none shares issued and outstanding
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 4,791,667 shares issued and outstanding(1)(2)	479	—
Additional paid-in capital	24,521	—
Accumulated deficit	(77,000)	(5,059)
Total Shareholders’ Deficit	(52,000)	(5,059)
Total Liabilities and Shareholder’s Deficit	$663,472	$39,338

(1)	On March 4, 2022, the Company effected a share capitalization resulting in 6,900,000 Class B ordinary shares outstanding. On August 18, 2022, the Sponsor surrendered for no consideration 1,150,000 shares, resulting in a decrease in the total number of Class B shares outstanding to 5,750,000. On November 17, 2022, the Sponsor surrendered for no consideration 958,333 shares, resulting in a decrease in the total number of Class B shares outstanding to 4,791,667 (see Note 4 and 6).
(2)	This number includes an aggregate of up to 625,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercise in full or in part by the underwriter (see Note 5).

The accompanying notes are an integral part of these financial statements.

ISRAEL ACQUISITIONS CORP

STATEMENTS OF OPERATIONS

		For the Period
		From August 24,
	For the Year	2021 (Inception)
	Ended	Through
	December 31,	December 31,
	2022	2021
Formation, general and administrative expenses	$71,941	$5,059
Net loss	$(71,941)	$(5,059)
Basic and diluted weighted average shares outstanding(1)(2)	4,166,667	—
Basic and diluted net loss per Class B ordinary shares	$(0.02)	$—

(1)	On March 4, 2022, the Company effected a share capitalization resulting in 6,900,000 Class B ordinary shares outstanding. On August 18, 2022, the Sponsor surrendered for no consideration 1,150,000 shares, resulting in a decrease in the total number of Class B shares outstanding to 5,750,000. On November 17, 2022, the Sponsor surrendered for no consideration 958,333 shares, resulting in a decrease in the total number of Class B shares outstanding to 4,791,667 (see Note 4 and 6).
(2)	This number excludes an aggregate of up to 625,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercise in full or in part by the underwriter (see Note 5).

The accompanying notes are an integral part of these financial statements.

ISRAEL ACQUISITIONS CORP

STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

For the Year Ended December 31, 2022

	Class B		Additional
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	—	$—	$—	$(5,059)	$(5,059)
Issuance of Class B ordinary shares to Sponsor(1)(2)	4,791,667	479	24,521	—	25,000
Net loss	—	—	—	(71,941)	(71,941)
Balance - December 31, 2022	4,791,667	$479	$24,521	$(77,000)	$(52,000)

For the period from August 24, 2021 (inception) through December 31, 2021

	Class B		Additional
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - August 24, 2021 (inception)	—	$—	$—	$—	$—
Net loss	—	—	—	(5,059)	(5,059)
Balance - December 31, 2021	—	$—	$—	$(5,059)	$(5,059)

(1)	On March 4, 2022, the Company effected a share capitalization resulting in 6,900,000 Class B ordinary shares outstanding. On August 18, 2022, the Sponsor surrendered for no consideration 1,150,000 shares, resulting in a decrease in the total number of Class B shares outstanding to 5,750,000. On November 17, 2022, the Sponsor surrendered for no consideration 958,333 shares, resulting in a decrease in the total number of Class B shares outstanding to 4,791,667 (see Note 4 and 6).
(2)	This number excludes an aggregate of up to 625,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercise in full or in part by the underwriter (see Note 5).

The accompanying notes are an integral part of these financial statements.

ISRAEL ACQUISITIONS CORP

STATEMENTS OF CASH FLOWS

		For the Period
		From August 24,
	For the Year	2021 (Inception)
	Ended	Through
	December 31,	December 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(71,941)	$(5,059)
Adjustments to reconcile net income to net cash used in operating activities:
Payment of formation costs by Sponsor	—	5,059
Changes in current assets and current liabilities:
Prepaid expenses	4,941	—
Accrued expenses	71,655	—
Net cash provided by operating activities	4,655	—

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares	25,000	—
Proceeds from promissory note	221,710	—
Payment of offering costs	(243,060)	—
Net cash provided by financing activities	3,650	—

Net Change in Cash	8,305	—
Cash - Beginning	—	—
Cash-Ending	$8,305	$—

Supplemental Disclosure of Non-cash Financing Activities:
Deferred offering costs included in accrued offering costs	$406,583	$34,397
Issuance of Promissory note by the Sponsor to pay formation costs	$—	$5,059
Issuance of Promissory note by the Sponsor to pay offering costs	$5,524	$—
Prepaid expenses paid by Sponsor	$—	$4,941

The accompanying notes are an integral part of these financial statements.

1.	Note 1 – Description of Organization and Business Operations

Israel Acquisitions Corp (the “Company”) was incorporated as a blank check company in the Cayman Islands as an exempted limited company on August 24, 2021. The Company was formed for the purpose of effecting a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (an “initial business combination”). The Company is an emerging growth company and is subject to all of the risks associated with emerging growth companies. The Company has not selected any initial business combination target.

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from August 24, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on January 12, 2023 (the “Registration Statement”). On January 18, 2023, the Company consummated its Initial Public Offering of 14,375,000 units (each a “Public Unit” and the “Public Units”) at $10.00 per Public Unit (including the issuance of 1,875,000 Public Units as a result of the underwriters’ exercise of heir over-allotment option in full), generating gross proceeds of $143,750,000, which is discussed in Note 3. Each Public Unit is comprised of one Class A ordinary share, par value $0.001 per share (each, a “Public Share” and the “Public Shares”) and one redeemable warrant evidencing the right to purchase one Class A ordinary share at a purchase price of $11.50 per Class A ordinary share (each a “Public Warrant” and the “Public Warrants”). Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 762,500 units (each, a “Private Unit” and the “Private Units”) to Israel Acquisitions Sponsor LLC (the “Sponsor”), BTIG, LLC, Exos Capital LLC, and JonesTrading Institutional Services LLC, in a private placement at a purchase price of $10.00 per Private Unit, for an aggregate of $7,625,000. Each Private Unit is comprised of one Class A ordinary share, par value $0.001 per share (each, a “Private Share” and the “Private Shares”) and one redeemable warrant evidencing the right to purchase one Class A ordinary share, par value $0.0001 per share, at a purchase price of $11.50 (each, a “Private Warrant” and the “Private Warrants”).

Following the closing of the Initial Public Offering on January 18, 2023, $146,625,000 ($10.20 per Public Unit) from the net proceeds of the sale of the Public Units in the Initial Public Offering and the sale of the Private Units was placed in a trust account (“Trust Account”), located in the United States which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of the Company’s initial business combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association, adopted on November 17, 2022 (the “Amended and Restated Memorandum and Articles of Association”), and (iii) the redemption of the Company’s Public Shares if the Company is unable to complete an initial business combination by January 18, 2024 (or up to July 18, 2024, if the Company extends the time to complete an initial business combination) (the “Combination Period”).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating an initial business combination. There is no assurance that the Company will be able to complete an initial business combination successfully. The Company must complete an initial business combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial business combination. The Company will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

The Company will provide its holders of the outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of an initial business combination either (i) in connection with a shareholder meeting called to approve the initial business combination or (ii) by means of a tender offer. Except as required by law or the rules of Nasdaq, the decision as to whether the Company will seek shareholder approval of an initial business combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account. There will be no redemption rights upon the completion of an initial business combination with respect to the Company’s warrants.

The Company will proceed with an initial business combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of an initial business combination and, if the Company seeks shareholder approval, a majority of the ordinary shares voted are voted in favor of the initial business combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing an initial business combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with an initial business combination, the Sponsor and our executive officers and directors have agreed (a) to vote their Founder Shares (as defined in this Note 1), Private Shares, and any Public Shares purchased during or after the Initial Public Offering in favor of approving an initial business combination and (b) not to convert any Founder Shares, Private Shares, or any Public Shares held by them in connection with a shareholder vote to approve an initial business combination or sell any such shares to the Company in a tender offer in connection with an initial business combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

The Sponsor and our executive officers and directors have agreed (a) to waive their respective redemption rights with respect to any Founder Shares, Private Shares, or Public Shares held by them in connection with the completion of an initial business combination, (b) to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares and Private Shares if the Company fails to consummate an initial business combination, and (c) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association that would affect a public shareholders’ ability to convert or sell their Public Shares to the Company in connection with an initial business combination or affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete an initial business combination, unless the Company provides the public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company is unable to complete an initial business combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors (the “Board”), dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s Public Warrants or Private Warrants, which will expire worthless if the Company fails to complete an initial business combination within the Combination Period.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.20 per Public Share, except as to any claims by a third party that executed a valid and enforceable agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity Capital Resources and Going Concern

As of December 31, 2022 and 2021, the Company had $8,305 and $0 in its operating bank account, respectively, and a working capital deficit of $707,167 and $39,456, respectively.

The Company’s liquidity needs through December 31, 2022 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares” or the “Founder Shares”) (see Note 4). Additionally, the Company drew on an unsecured promissory note to pay certain offering costs.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Although no formal agreement exists, the Sponsor is committed to extend Working Capital Loans as needed (defined in Note 4 below). Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that (i) new financing will be available to it on commercially acceptable terms, if at all, or (ii) that its plans to consummate an initial business combination will be successful. In addition, management is currently evaluating the impact of the COVID-19 pandemic, the Russia and Ukraine conflict, and inflation on the technology industry and its effect on the Company’s financial position, results of its operations and/or search for a target company.

We do not believe we will need to raise additional funds to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination.

Moreover, we may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account, or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination. If we have not consummated our initial business combination within the Combination Period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date the financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on market conditions, along with the ongoing conflict between Russia and Ukraine, and resulting market volatility and has concluded that while it is reasonably possible that these events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The ongoing conflict in Ukraine—along with the responses of the governments of the United States, European Union (“EU”) member states, the United Kingdom, and other nations—have the potential to materially adversely affect a potential target business’s operations or assets in—or (direct or indirect) dealings with parties organized or located within—Ukraine, Russia, and Belarus. Due to recent geopolitical developments, the United States, EU, United Kingdom, and other nations have announced or threatened new sanctions and export restrictions targeting Russian and Belarusian individuals and entities, as well as disputed territories within Ukraine. Russia and its allies may respond with countermeasures, which could further restrict the target business’s operations in or related to the foregoing countries. It is unclear how long existing restrictions (and countermeasures) will remain in place or whether new restrictions (or countermeasures) may be imposed. Any of the foregoing could have a material adverse impact on a potential target business’s financial condition, results of operations, or prospects.

In addition, Management is currently evaluating the impact of the effects of inflation and disruptions in the global supply chain. The specific impact of these ongoing events is not readily determinable as of the date of these financial statements and these financial statements do not include any adjustments that may result from the outcomes of these uncertainties.

Note 2 – Restatement of Previously Issued Financial Statements (Unaudited)

In connection with the preparation of the Company's financial statements as of December 31, 2022, management identified an error made in its historical financial statements where, certain accounting costs not direct or incremental to the preparation of the Company's initial public offering were incorrectly accounted for as offering costs. The Company restated the Balance Sheets, Statements of Operations, and Statements of Cash Flows by reclassifying certain accounting costs not direct or incremental to the preparation of the Company's initial public offering from deferred offering costs to formation and operating costs for the unaudited interim periods for the six-months ended June 30, 2022, and nine-months ended September 30, 2022, previously included in the Company’s Registration Statement on Form S-1.

The impact of the restatement on the Company's financial statements is reflected in the following table:

	As Previously Reported (Unaudited)	Adjustment	As Restated (Unaudited)
As of June 30, 2022
Balance Sheet:
Deferred offering costs	541,202	(36,147)	505,055
Accrued offering costs	414,497	(36,147)	378,350
Accrued expenses	-	36,147	36,147
Accumulated deficit	(5,159)	(36,147)	(41,306)

For the six months ended June 30, 2022
Income Statement:
Formation and operating costs	100	36,147	36,247
Net loss	(100)	(36,147)	(36,247)
Statement of Cash Flows
Net loss	(100)	(36,147)	(36,247)
Cash flow from operating activities
Accrued expenses	-	36,147	36,147
Supplemental disclosure of non-cash financing activities
Deferred offering costs included in accrued offering costs	414,497	(36,147)	378,350

As of September 30, 2022
Balance Sheet:
Deferred offering costs	602,384	(46,655)	555,729
Accrued offering costs	425,679	(46,655)	379,024
Accrued expenses	-	46,655	46,655
Accumulated deficit	(5,159)	(46,655)	(51,814)

For the nine months ended June 30, 2022
Income Statement:
Formation and operating costs	100	46,655	46,755
Net loss	(100)	(46,655)	(46,755)
Statement of Cash Flows
Net loss	(100)	(46,655)	(46,755)
Cash flow from operating activities
Accrued expenses	-	46,655	46,655
Supplemental disclosure of non-cash financing activities
Deferred offering costs included in accrued offering costs	602,384	(46,655)	555,729

Note 3 - Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

The JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This election may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statement in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. As of December 31, 2022 and 2021, the Company had $8,305 and $0 in cash, respectively, and no cash equivalents.

Deferred Offering Costs

Deferred offering costs consist of legal, accounting and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and that will be charged against the proceeds of the offering upon the completion of the Initial Public Offering.

Fair Value Measurements

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), defines fair value as the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants. Fair value measurements are classified on a three-tier hierarchy as follows:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. ln those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The fair value of the Company’s assets and liabilities that qualify as financial instruments under ASC 820 approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Weighted average shares were reduced for the effect of an aggregate of 625,000 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (Note 6). At December 31, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods presented.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

There is currently no taxation imposed by the government of the Cayman Islands. The Company has no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statement.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020- 06 is effective on January 1, 2022, with early adoption permitted. The Company early adopted ASU 2020-06 and it did not have an impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4 - Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 14,375,000 Public Units at a price of $10.00 per Public Unit. Each Public Unit consists of one Public Share and one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share (see Note 7).

An aggregate of $10.20 per Public Unit sold in the Initial Public Offering is held in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. As of January 18, 2023, $146,625,000, comprised of proceeds from th Initial Public Offering and the sale of the Private Units was held in the Trust Account.

Note 5 - Related Party Transactions

Founder Shares

On January 26, 2022, the Sponsor purchased 5,750,000 Founder Shares for an aggregate price of $25,000.

On March 4, 2022, the Company effected a share capitalization with respect to the Class B ordinary shares of 1,150,000, resulting in the Sponsor holding 6,900,000 Founder Shares. On August 18, 2022, the Sponsor surrendered for no consideration 1,150,000 Founder Shares, resulting in a decrease in the total number of Class B shares outstanding to 5,750,000. On November 17, 2022 the Sponsor surrendered for no consideration 958,333 Founder Shares, resulting in resulting in a decrease in the total number of Class B shares outstanding to 4,791,667. The Founder Shares will automatically convert into Class A ordinary shares at the time of the Company’s initial business combination and are subject to certain transfer restrictions, as described in Note 7. Holders of Founder Shares may also elect to convert their Class B ordinary shares into an equal number of Class A ordinary shares, subject to adjustment, at any time.

Private Placement

The Sponsor, BTIG, LLC, Exos Capital LLC, and JonesTrading Institutional Services LLC purchased an aggregate of 762,500 Private Units at a price of $10.00 per Private Unit for an aggregate purchase price of $7,625,000 in a private placement that occurred simultaneously with the closing of the Initial Public Offering, the proceeds of which were recorded in additional paid in capital. Each Private Unit consists of one Private Share and one Private Warrant. Each Private Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Certain proceeds from the Private Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete an initial business combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

Related Party Loans

In addition, to finance transaction costs in connection with an initial business combination, the initial shareholders, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent units of the post initial business combination entity at a price of $10.00 per private placement-equivalent unit. These units would be identical to the Private Units. As of December 31, 2022 and 2021, the Company had no outstanding Working Capital Loans.

Promissory Note – Related Party

On January 26, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. As of December 31, 2022 and 2021, the Company had borrowed $237,234 and $10,000, respectively, under the Promissory Note. The Promissory Note was non-interest bearing, unsecured, and payable upon the earlier of December 31, 2022 or the closing of our initial public offering. In December 2022, the Company and the Sponsor agreed to extend the maturity of the Promissory Note to the earlier of December 31, 2023 or the consummation of our initial public offering.

Note 6 - Commitments & Contingencies

Registration and Shareholder Rights

The holders of the Founder Shares, as well as the holders of the Private Units (and the underlying securities) and any units that may be issued in payment of Working Capital Loans made to Company, will be entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of a majority of the Private Units (and the underlying securities) and units issued in payment of Working Capital Loans (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 1,875,000 additional Public Units to cover overallotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters exercised the option in full on January 18, 2023. The underwriters were entitled to a cash underwriting discount of $2,500,000, which was paid upon the closing of the Initial Public Offering. The underwriters are also entitled to a deferred cash underwriting discount of 3.50% of the gross proceeds of the Initial Public Offering and 5.50% of the gross proceeds from the sale of the Public Units sold pursuant to the over-allotment option, or $5,406,250, payable to the underwriters for deferred underwriting commissions. The full amount of the deferred cash underwriting discount was placed in the Trust Account and will be released to the underwriters only on, and concurrently with, the completion of an initial business combination.

Note 7 – Shareholders’ Equity (Deficit)

Preference shares - The Company is authorized to issue 2,000,000 preference shares with a par value of $0.0001 per preference share and with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A ordinary shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per Class A ordinary share. As of December 31, 2022 and 2021, there were no Class A ordinary shares issued and outstanding.

Class B ordinary shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per Class B ordinary share. Holders are entitled to one vote for each Class B ordinary share. As of December 31, 2022 and 2021, there were 4,791,667 and 0 Class B ordinary shares outstanding, respectively. Of the 4,791,667 Class B ordinary shares, an aggregate of up to 625,000 Class B ordinary shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor would own 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding the private placement shares). On January 18, 2023, the underwriters exercised their over-allotment option in full, so the Sponsor did not forfeit any Class B ordinary shares to the Company.

On March 4, 2022, we effected a share capitalization with respect to our Class B ordinary shares of 1,150,000, resulting in our Sponsor holding 6,900,000. On August 18, 2022, the Sponsor surrendered for no consideration 1,150,000 Class B ordinary shares, resulting in a decrease in the total number of Class B shares outstanding to 5,750,000. On November 17, 2022 the Sponsor surrendered for no consideration 958,333 Class B ordinary shares, resulting in resulting in a decrease in the total number of Class B shares outstanding to 4,791,667. All share amounts and related information have been retroactively restated in the financial statements to reflect the share capitalization and subsequent surrender.

Only holders of the Founder Shares will have the right to vote on the election of directors prior to the initial business combination. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of the Company’s shareholders except as otherwise required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial business combination on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of the initial business combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, to 25% of the sum of the total number of all ordinary shares outstanding upon the completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with our initial business combination (excluding any private placement shares, any shares or equity-linked securities issued, or to be issued, to any seller in our initial business combination and any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of Working Capital Loans). Holders of Founder Shares may also elect to convert their Class B ordinary shares into an equal number of Class A ordinary shares, subject to adjustment as provided above, at any time.

Warrants - Each whole redeemable warrant entitles the registered holder to purchase one whole Class A ordinary share at a price of $11.50 per Class A ordinary share, subject to adjustment, at any time commencing 30 days after the completion of our initial business combination. The warrants will expire five years after the completion of the initial business combination, at 5:00 p.m., New York City time, or earlier upon the Company’s redemption or liquidation.

The Company agrees that as soon as practicable, but in no event later than 15 Business Days after the closing of its initial business combination, it shall use its commercially reasonable efforts to file with the SEC a registration statement (which may be, at the election of the Company, a post-effective amendment to the Registration Statement) for the registration, under the Securities Act, of the offer and sale of the ordinary shares issuable upon exercise of the warrants. The Company shall use its commercially reasonable efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of that certain Warrant Agreement, by and between the Company and American Stock Transfer & Trust Company (“Warrant Agent”), dated January 12, 2023 (the “Warrant Agreement”). If any such registration statement has not been declared effective by the 60th Business Day following the closing of the initial business combination, holders of the Public Warrants shall have the right, during the period beginning on the 61st Business Day after the closing of the initial business combination and ending upon such registration statement being declared effective by the SEC, and during any other period when the Company shall fail to have maintained an effective registration statement, and current prospectus relating thereto, covering the offer and sale of the issuance of the ordinary shares issuable upon exercise of the Public Warrants, to exercise such Public Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption for that number of shares of ordinary shares equal to the quotient obtained by dividing (x) the product of the number of shares of ordinary shares underlying the Public Warrants, multiplied by the excess of the Fair Market Value (as defined below) less the Warrant Price (as defined in the Warrant Agreement) by (y) the Fair Market Value. The “Fair Market Value” shall mean the volume-weighted average price of the shares of ordinary shares as reported during the 10-trading-day period ending on the trading day prior to the date that notice of exercise is received by the Warrant Agent from the holder of such Warrants or its securities broker or intermediary. The date that notice of “cashless exercise” is received by the Warrant Agent shall be conclusively determined by the Warrant Agent.

Redemption of Warrants when the Price per Class A Ordinary Share Equals or Exceeds $18.00.

Once the warrants become exercisable, the Company may redeem all, but not less than all, of the Public Warrants:

•	Not earlier than 90 days after the completion of the initial business combination;

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	provided that the last reported sale price of the Class A ordinary shares for any 20 days within the 30-trading day period ending on the third trading date prior to the date on which notice of the redemption is given equals or exceeds $18.00 per Class A ordinary shares; and

•	either there is an effective registration statement covering the offer and sale of the issuance of the ordinary shares issuable upon exercise of the Public Warrants, and a current prospectus relating thereto, available throughout the 30-day redemption period; or

•	the Company has elected to require the exercise of the Public Warrants on a “cashless basis.”

If (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of its initial business combination at an issue price or effective issue price of less than $9.20 per ordinary shares (with such issue price or effective issue price to be determined in good faith by the Board and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Class B ordinary shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial business combination on the date of the completion of the Company’s initial business combination (net of redemptions), and (z) the volume-weighted average trading price of shares of Class A ordinary shares during the 20-trading-day period starting on the trading day prior to the day on which the Company consummates its initial business combination (such price, the “Market Value”) is below $9.20 per share, the Warrant Price shall be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described under “Redemption of warrants for cash” shall be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. If the adjustment in the immediately preceding sentence would otherwise result in an increase in the Warrant Price (as adjusted for share splits, share dividends, recapitalizations, extraordinary dividends and similar events) hereunder, no adjustment shall be made.

The Private Warrants are identical to the Public Warrants underlying the Public Units, except that the Private Warrants may be exercised for cash or on a “cashless basis,” the Private Warrants and the Class A ordinary shares issuable upon exercise of the Private Warrants may be subject to certain transfer restrictions, and the Private Warrants are not redeemable at the option of the Company. The Private Warrants shall not become Public Warrants as a result of any transfer of the Private Warrants, regardless of the transferee.

If a tender offer, exchange or redemption offer shall have been made to and accepted by the holders of the Class A ordinary shares and upon completion of such offer, the offeror owns beneficially more than 50% aggregate voting power, including the power to vote on the election of directors of the Company, of the issued and outstanding equity securities of the Company, the holder of a warrant shall be entitled to receive the highest amount of cash, securities or other property to which such holder would actually have been entitled as a shareholder if such warrant had been exercised, accepted such offer and all of the Class A ordinary shares held by such holder had been purchased pursuant to the offer. If less than 70% of the consideration receivable by the holders of the Class A ordinary shares in the applicable event is payable in the form of common equity in the successor entity that is listed on a national securities exchange or is quoted in an established over-the-counter market, and if the holder of a warrant properly exercises such warrant within 30 days following the public disclosure of the consummation of the applicable event by the Company, the Warrant Price shall be reduced by an amount equal to the difference (but in no event less than zero) of (i) the Warrant Price in effect prior to such reduction minus (ii) (A) the Per Share Consideration (as defined in the warrant agreement) minus (B) the value of the warrant based on the Black-Scholes Warrant Value for a Capped American Call for Public Warrants and Uncapped American Call for Private Warrants on Bloomberg Financial Markets.

Note 8 - Subsequent Events

On January 18, 2023, the Company consummated its Initial Public Offering of 14,375,000 Public Units, including the issuance of 1,875,000 Public Units as a result of the underwriter’s exercise of its over-allotment option in full. Each Public Unit consists of one Public Share and one Public Warrant. Each whole Public Warrant entitles the holder thereof to purchase one Class A ordinary share for $11.50 share, subject to adjustment. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to the Company of $143,750,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 762,500 Private Units to Sponsor, BTIG, LLC, Exos Capital LLC, and JonesTrading Institutional Services LLC, at a purchase price of $10.00 per Private Unit, for aggregate gross proceeds of $7,625,000.

Following the closing of the Initial Public Offering on January 18, 2023, $146,625,000 ($10.20 per Public Unit) from the net proceeds of the sale of the Public Units in the Initial Public Offering and the sale of the Private Units was placed in the Trust Account, located in the United States which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of an initial business combination and (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association, and (iii) the redemption of the Public Shares if the Company is unable to complete an initial business combination by the end of Combination Period.

On January 18, 2023, the Company paid $245,540 to the Sponsor, resulting in an overpayment of $8,306, that is recorded as a related party receivable.