Form 10-Q
period 2023-03-31
Israel Acquisitions Corp
filed 2023-05-15
CIK 1915328

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-41593

ISRAEL ACQUISITIONS CORP
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	87-3587394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12600 Hill Country Blvd, Building R, Suite 275
Bee Cave, Texas 78738
(Address of principal executive offices)
(800) 508-1531
(Issuer’s telephone number)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 10, 2023, there were 15,137,500 Class A ordinary shares, par value $0.0001 per share issued and outstanding and 4,791,667 Class B ordinary shares, par value $0.0001 per share issued and outstanding.

Page
PART I - FINANCIAL INFORMATION	2
Item 1. Financial Statements (unaudited).	2
Condensed Balance Sheets as of March 31, 2023 and December 31, 2022	2
Condensed Statements of Operations for the three months ended March 31, 2023 and 2022	3
Condensed Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the three months ended March 31, 2023 and 2022	4
Condensed Statements of Cash Flows for the three months ended March 31, 2023 and 2022	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	21
PART II - OTHER INFORMATION	23
Item 1. Legal Proceedings	23
Item 1.A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	23
Item 3. Defaults Upon Senior Securities	24
Item 4. Mine Safety Disclosures	24
Item 5. Other Information	24
Item 6. Exhibits	25
PART III - SIGNATURES	26

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ISRAEL ACQUISITIONS CORP

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$1,015,869	$8,305
Prepaid expenses – current	278,056	—
Cash and Marketable Securities held in Trust Account	147,984,315	—
Total Current Assets	149,278,240	8,305
Non-current assets
Prepaid expenses – non-current	51,057	—
Deferred offering costs associated with the proposed public offering	—	655,167
Total Non-current Assets	51,057	655,167
Total Assets	$149,329,297	$663,472

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$97,056	$71,655
Accounts payable	1,261	—
Accrued offering costs	—	406,583
Deferred underwriting commissions	5,406,250	—
Promissory note - related party	—	237,234
Total Current Liabilities	5,504,567	715,472
Total Liabilities	5,504,567	715,472

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 200,000,000 shares authorized; 14,375,000 and no shares issued and outstanding at redemption value at March 31, 2023 and December 31, 2022, respectively	147,984,315	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized; 762,500 and no shares issued and outstanding (excluding 14,375,000 shares subject to possible redemption) at March 31, 2023 and December 31, 2022, respectively	76	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized; 4,791,667 shares issued and outstanding at March 31, 2023 and December 31, 2022	479	479
Additional paid-in capital	—	24,521
Accumulated deficit	(4,160,140)	(77,000)
Total Shareholders’ Deficit	(4,159,585)	(52,000)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$149,329,297	$663,472

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISRAEL ACQUISITIONS CORP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2023	2022
Formation and Operating expense	$—	$969
Marketing and advertising expense	3,732	—
Administrative expense	30,885	—
Legal and accounting expense	128,184	25,000
Dues and subscriptions expense	2,650	—
Listing fee expense	5,213	—
Insurance expense	55,887	—
Loss from operations	(226,551)	(25,969)

Other income:
Unrealized gain on marketable securities held in Trust Account	1,359,312	—
Dividend income on marketable securities held in Trust Account	3	—
Dividend income	11,082	—
Interest income	119	—
Other income, net	1,370,516	—
Net income (loss)	$1,143,965	$(25,969)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	11,659,722	—

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.39	$—

Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares	618,472	—

Basic and diluted net loss per share, non-redeemable Class A ordinary shares	$(0.75)	$—

Basic and diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	4,791,667	4,791,667

Basic and diluted net loss per share, non-redeemable Class B ordinary shares	$(0.61)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISRAEL ACQUISITIONS CORP

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

	Class A
	Ordinary Shares Subject to Possible		Class A		Class B		Additional		Total
	Redemption		Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	—	$—	—	$—	4,791,667	$479	$24,521	$(77,000)	$(52,000)
Issuance of Class A ordinary shares in initial public offering	14,375,000	134,753,406	—	—	—	—	354,359	—	354,359
Sale of private placement units	—	—	762,500	76	—	—	7,624,924	—	7,625,000
Remeasurement of Class A ordinary shares to redemption value	—	13,230,909	—	—	—	—	(8,003,804)	(5,227,105)	(13,230,909)
Net income	—	—	—	—	—	—	—	1,143,965	1,143,965
Balance - March 31, 2023 (unaudited)	14,375,000	147,984,315	762,500	$76	4,791,667	$479	$—	$(4,160,140)	$(4,159,585)

	Class A
	Ordinary Shares Subject to Possible		Class A		Class B		Additional		Total
	Redemption		Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	—	$—	—	$—	$—	$(5,059)	$(5,059)
Issuance of Class B ordinary shares to Sponsor	—	—	—	—	4,971,667	479	24,521	—	25,000
Net loss	—	—	—	—	—	—	—	(25,969)	(25,969)
Balance - March 31, 2022 (unaudited)	—	—	—	$—	4,971,667	$479	$24,521	$(31,028)	$(6,028)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISRAEL ACQUISITIONS CORP

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$1,143,965	$(25,969)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	(1,359,312)	—
Changes in operating assets and liabilities:
Prepaid expenses	(329,113)	—
Accounts payable	1,261	—
Accrued expenses	25,401	25,719
Net cash used in operating activities	(517,798)	(250)

Cash Flows from Investing Activities:
Purchase of marketable securities held in Trust Account	(146,625,000)	—
Reinvestment of marketable securities held in Trust Account	(3)	—
Net cash used in investing activities	(146,625,003)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Proceeds from issuance of ordinary shares	141,250,000	—
Proceeds from sale of private placement units	7,625,000	—
Proceeds from promissory note – related party	—	80,710
Payment of promissory note – related party	(237,234)	—
Payment of offering costs	(487,401)	(98,550)
Net cash provided by financing activities	148,150,365	7,160

Net Change in Cash and Cash Equivalents	1,007,564	6,910
Cash and Cash Equivalents - Beginning	8,305	—
Cash and Cash Equivalents - Ending	$1,015,869	$6,910

Non-Cash Investing and Financing Activities:
Issuance of promissory note by the Sponsor to pay offering costs	$—	$10,000
Remeasurement of Class A ordinary shares subject to possible redemption	$13,230,909	$—
Deferred underwriter fee payable	$5,406,250	$—
Deferred offering costs included in accrued offering costs	$—	$117,220

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISRAEL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization, Business Operations and Liquidity and Capital Resources

Israel Acquisitions Corp (the “Company”) was incorporated as a blank check company in the Cayman Islands on August 24, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and is subject to all of the risks associated with emerging growth companies.

As of March 31, 2023, the Company had not commenced any operations. All activity through March 31, 2023, relates to the Company’s formation and the initial public offering (“Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on January 12, 2023 (the “Effective Date”). On January 18, 2023, the Company consummated its Initial Public Offering of 14,375,000 Units at $10.00 per Unit, generating gross proceeds of $143,750,000, which is discussed in Note 3. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 762,500 Private Placement Units (the “Private Units”) to Israel Acquisitions Sponsor LLC (the “Sponsor”), the Company’s underwriter, BTIG, LLC, Exos Capital LLC, and JonesTrading Institutional Services LLC, at an exercise price of $10.00 per Private Unit, for an aggregate of $7,625,000.

Following the closing of the Initial Public Offering on January 18, 2023, $146,625,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Warrants was placed in a trust account (“Trust Account”), located in the United States which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated certificate of incorporation, and (iii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 12 months from January 18, 2023 (or up to 18 months from January 18, 2023 if the Company extends the time to complete a business combination) (the “Combination Period”), the closing of the Initial Public Offering.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined above) (excluding taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

The Company will provide its holders of the outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. Except as required by law or the rules of Nasdaq, the decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote their Founder Shares (as defined in Note 4), Private Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering (a) in favor of approving a Business Combination and (b) not to convert any shares in connection with a shareholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

The Sponsor has agreed (a) to waive their redemption rights with respect to their Founder Shares, Private Shares and Public Shares held by them in connection with the completion of a Business Combination, (b) to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Private Shares if the Company fails to consummate a Business Combination, and (c) not to propose an amendment to the Amended and Restated Certificate of Incorporation that would affect a public shareholders’ ability to convert or sell their shares to the Company in connection with a Business Combination or affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Island law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s rights or warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.20 per Public Share, except as to any claims by a third party who executed a valid and enforceable agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and/or search for a target company is also not determinable as of the date of these financial statements.

In addition, Management is currently evaluating the impact of the effects of inflation and disruptions in the global supply chain. The specific impact of these ongoing events is not readily determinable as of the date of these financial statements and these financial statements do not include any adjustments that may result from the outcomes of these uncertainties.

Going Concern

As of March 31, 2023, the Company had $1,015,869 of operating cash and a working capital of $1,195,608 (excluding cash and marketable securities held in the Trust Account and the deferred underwriter fee payable). The Company classified the Marketable Securities held in Trust Account as a current asset as the Company has less than 12 months from the balance sheet date to consummate a Business Combination, at which point, if the Company did not find a Business Combination partner, the Company would cease to exist and the funds would be liquidated from the Trust Account. The Company classified the Deferred Underwriting Fees Payable as current liabilities as the Company has less than 12 months from the balance sheet date to consummate a Business Combination, at which point, if the Company did not find a Business Combination partner, the Company would cease to exist and the deferred underwriting fees would not be paid as the fees owed are contingent upon a successful Business Combination.

The Company’s liquidity needs through March 31, 2023 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares” and shares thereof, “founder shares”), the Initial Public Offering and the issuance of the Private Units (see Note 3 and Note 4). Additionally, the Company drew on an unsecured promissory note to pay certain offering costs (see Note 4).

Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. Although no formal agreement exists, the Sponsor is committed to extend Working Capital Loans as needed (defined in Note 4 below). The Company cannot assure that its plans to raise capital or to consummate an initial Business Combination will be successful. In addition, management is currently evaluating the impact of the Russia and Ukraine conflict and inflation on the industry and its effect on the Company’s financial position, results of its operations and/or search for a target company.

These factors, among others, raise substantial doubt about the Company’s ability to continue as going concern one year from the date the financial statement is issued. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, the financial statements do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2022 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, the Company is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company intends to take advantage of the benefits of this extended transition period.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,015,869 and $8,305 in cash and cash equivalents as of March 31, 2023 and December 31, 2022, respectively.

Cash and Marketable Securities held in Trust Account

Following the closing of the Initial Public Offering on January 18, 2023, an amount of $146,625,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units were placed in the Trust Account and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 12 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within 12 months from the closing of the Initial Public Offering, the return of the funds held in the Trust Account to the public shareholders as part of redemption of the public shares.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2023, 14,375,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, at redemption value, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

The Class A ordinary shares subject to possible redemption is reflected on the balance sheet at March 31, 2023 as follows:

Gross proceeds from initial public offering	$143,750,000
Less:
Proceeds allocated to public warrants	(354,359)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(8,642,235)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	13,230,909
Class A ordinary shares subject to possible redemption	$147,984,315

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. The Company incurred offering costs from the Initial Public Offering of $8,642,235, consisting of $2,500,000 of underwriting fee, $5,406,250 of deferred underwriting fee, $735,985 of actual offering costs. These amounts were recorded to additional paid-in capital as a reduction to the net proceeds from the offering.

Fair Value Measurements

FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), defines fair value as the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants. Fair value measurements are classified on a three-tier hierarchy as follows:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC 820 approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance and remeasured at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative financial instruments is evaluated at the end of each reporting period. There were no derivative financial instruments accounted for as liabilities as of March 31, 2023 and December 31, 2022.

Warrants

The Company accounts for the public and private warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Pursuant to the Company’s evaluation, the Company concluded that the public and private do not meet the criteria to be accounted for as liability under ASC 480. The Company further evaluated the public and private warrants and rights under “ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity” (“ASC 815-40”) and concluded that the public warrants, private placement warrants are indexed to the Company’s own stock and meet the criteria to be classified in shareholders’ equity.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

There is currently no taxation imposed by the Government of the Cayman Islands. The Company has no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statement.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. The statement of operations includes a presentation of income (loss) per Class A redeemable ordinary share and loss per non-redeemable ordinary share following the two-class method of income per ordinary share. In order to determine the net income (loss) attributable to both the Class A redeemable ordinary shares and non-redeemable ordinary shares, the Company first considered the total net income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A ordinary shares subject to possible redemption was treated as dividends paid to the public shareholders.

Net income (loss) per ordinary share is computed by dividing net income (loss) by class by the weighted average number of ordinary shares outstanding during the period. The Company has not considered the effect of the 14,375,000 Public Warrants in the calculation of diluted net income (loss) per share, since the exercise of such warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. Net income (loss) per ordinary share for the three months ended March 31, 2022, was calculated by dividing the net income (loss) into the amount of Class B non-redeemable ordinary shares outstanding as no Class A ordinary shares were issued during that period.

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share for the three months ended March 31, 2023 (in dollars, except share amounts):

Three Months Ended
March 31, 2023
Net loss from beginning on the year to date of initial public offering	$(6,646)
Net income from date of initial public offering to period end	1,150,611
Total income for the three months ended March 31, 2023	1,143,965
Accretion of temporary equity to redemption value	(13,230,909)
Net loss including accretion of temporary equity to redemption value	$(12,086,944)

	Three Months Ended
	March 31, 2023
			Class B Non-
	Class A Redeemable	Class A Non-redeemable	redeemable
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss from inception to date of initial public offering	$—	$—	$(6,646)
Allocation of net income from date of initial public offering to period end	829,941	44,023	276,647
Total income allocated by class	829,941	44,023	270,001

Less: Accretion allocation based on ownership percentage	$(9,543,516)	$(506,221)	(3,181,172)
Allocation of accretion of temporary equity to redeemable shares	13,230,909	—	—
Total net income (loss) by class	$4,517,334	$(462,198)	(2,911,171)

Denominator:
Weighted average shares outstanding	11,659,722	618,472	4,791,667
Basic and diluted net income per share	$0.39	$(0.75)	(0.61)

The earnings per share presented in the statement of operations for the three months ended March 31, 2022 is based on the following:

Three Months Ended
March 31, 2022
Net loss	$(25,969)
Weighted average Class B ordinary shares outstanding	4,791,667
Basic and diluted net income per share	$(0.01)

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. As a result of ASU 2020 – 06, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost and more convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company early adopted ASU 2020-06 and it did not have an impact on the Company’s financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statements.

Note 3 - Initial Public Offering

On January 18, 2023 the Company sold 14,375,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A ordinary share and one warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A ordinary shares at a price of $11.50 per share (see Note 6).

An aggregate of $10.20 per Unit sold in the Initial Public Offering is held in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. As of March 31, 2023, $147,984,315 was held in the Trust Account. In addition, $1,015,869 of operating cash is not held in the Trust Account and is available for working capital purposes.

Note 4 - Related Party Transactions

Founder Shares

On January 26, 2022, the Sponsor purchased 5,750,000 shares (the “Founder Shares”) of the Company’s Class B ordinary shares, par value $0.0001 (“Class B ordinary shares”) for an aggregate price of $25,000.

On March 4, 2022, the Company effected a share capitalization with respect to our Class B ordinary shares of 1,150,000, resulting in our initial shareholders holding 6,900,000 shares. On August 18, 2022, the Sponsor surrendered for no consideration 1,150,000 shares, resulting in a decrease in the total number of Class B shares outstanding to 5,750,000. On November 17, 2022 the Sponsor surrendered for no consideration 958,333 shares, resulting in a decrease in the total number of Class B shares outstanding to 4,791,667. All share and per-share amounts have been retroactively restated.

The Founder Shares will automatically convert into Class A ordinary shares at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions, as described in Note 6. Holders of Founder Shares may also elect to convert their Class B ordinary shares into an equal number of Class A ordinary shares, subject to adjustment, at any time.

Private Placement

The Sponsor and the Company’s underwriter purchased an aggregate of 762,500 Private Units at a price of $10.00 per Private Unit for an aggregate purchase price of $7,625,000 in a private placement that occurred simultaneously with the closing of the Initial Public Offering, the proceeds of which were recorded in additional paid in capital. Each Private Unit consists of one share of Class A ordinary share (“Private Share”) and one warrant (“Private Warrant”). Each Private Warrant entitles the holder to purchase one share of Class A ordinary shares at a price of $11.50 per full share, subject to adjustment. The proceeds from the Private Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Initial Shareholders, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Promissory Note – Related Party

On January 26, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. As of January 18, 2023, the Company had borrowed $237,234 under the Promissory Note. On January 18, 2023 the Company paid $245,540 to the Sponsor, resulting in an overpayment of $8,306 that is recorded as a related party receivable. The Promissory Note was non-interest bearing. As of March 31, 2023 and December 31, 2022, the outstanding balance under the Promissory Note was $0 and $237,234, respectively.

Note 5 – Commitments and Contingencies

Registration and Stockholder Rights

The holders of the Founder Shares, as well as the holders of the Private Units and any units that may be issued in payment of Working Capital Loans made to Company, will be entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of a majority of the Private Units and units issued in payment of Working Capital Loans (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor commencing on the date the securities of the Company are first listed on the Nasdaq Global Market, pursuant to a Registration Statement on Form S-1 filed by the Company with the SEC and continuing until the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation. The Company will pay $10,000 per month to the Sponsor for certain office space, utilities and secretarial and administrative services as may be reasonably required from time to time. As of March 31, 2023, the Company has incurred and accrued $26,129 in accrued expenses related to the agreement.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 1,875,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters exercised the option in full on January 18, 2023. The underwriters were entitled to a cash underwriting discount of $2,500,000, which was paid upon the closing of the Initial Public Offering. The underwriters are also entitled to a deferred cash underwriting discount of 3.50% of the gross proceeds of the Initial Public Offering and 5.50% of the gross proceeds from the sale of the over-allotment option Units, or $5,406,250, payable to the underwriters for deferred underwriting commissions. The full amount was placed in the trust account and will be released to the underwriters only on, and concurrently with, completion of an initial business combination

Note 6 — Shareholder’s Deficit

Preference shares - The Company is authorized to issue 2,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 762,500 and zero Class A ordinary shares issued or outstanding, excluding 14,375,000 shares of Class A ordinary shares issued and outstanding subject to possible redemption, respectively.

Class B Ordinary shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 4,791,667 Class B ordinary shares issued and outstanding.

On March 4, 2022, the Company effected a share capitalization with respect to our Class B ordinary shares of 1,150,000, resulting in our initial shareholders holding 6,900,000. On August 18, 2022, the Sponsor surrendered for no consideration 1,150,000 shares, resulting in a decrease in the total number of Class B shares outstanding to 5,750,000. On November 17, 2022 the Sponsor surrendered for no consideration 958,333 shares, resulting in a decrease in the total number of Class B shares outstanding to 4,791,667. All share amounts and related information have been retroactively restated in the financial statements to reflect the share capitalization and subsequent surrender.

Only holders of the Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of the Company’s shareholders except as otherwise required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Proposed Public Offering and related to the closing of the initial Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 25% of the sum of the total number of all shares of ordinary shares outstanding upon the completion of the Proposed Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any private placement shares, any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company). Holders of Founder Shares may also elect to convert their Class B ordinary shares into an equal number of Class A ordinary shares, subject to adjustment as provided above, at any time.

Warrants - Each whole warrant entitles the registered holder to purchase one whole share of the Class A ordinary shares at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the initial Business Combination. The warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company agrees that as soon as practicable, but in no event later than 20 Business Days after the closing of its initial Business Combination, it shall use its commercially reasonable efforts to file with the Commission a registration statement (which may be, at the election of the Company, a posteffective amendment to the Registration Statement) for the registration, under the Securities Act, of the shares of Ordinary Shares issuable upon exercise of the Warrants. The Company shall use its commercially reasonable efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the Warrants in accordance with the provisions of this Warrant Agreement. If any such registration statement has not been declared effective by the 60th Business Day following the closing of the Business Combination, holders of the Public Warrants shall have the right, during the period beginning on the 61st Business Day after the closing of the Business Combination and ending upon such registration statement being declared effective by the Commission, and during any other period when the Company shall fail to have maintained an effective registration statement covering the issuance of the shares of Ordinary Shares issuable upon exercise of the Public Warrants, to exercise such Public Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption for that number of shares of Ordinary Shares equal to the quotient obtained by dividing (x) the product of the number of shares of Ordinary Shares underlying the Public Warrants, multiplied by the excess of the “Fair Market Value” (as defined below) less the Warrant Price by (y) the Fair Market Value. The “Fair Market Value” shall mean the volume-weighted average price of the shares of Ordinary Shares as reported during the ten trading day period ending on the trading day prior to the date that notice of exercise is received by the Warrant Agent from the holder of such Warrants or its securities broker or intermediary. The date that notice of “cashless exercise” is received by the Warrant Agent shall be conclusively determined by the Warrant Agent.

Redemption of warrants when the price per share of Class A ordinary shares equals or exceeds $18.00.

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	provided that the reference value of the Class A ordinary shares equals or exceeds $18.00 per share; and
●	either there is an effective registration statement covering the issuance of the shares of Ordinary Shares issuable upon exercise of the Public Warrants, and a current prospectus relating thereto, available throughout the 30-day redemption period; or
●	the Company has elected to require the exercise of the Public Warrants on a “cashless basis”

If (x) the Company issues additional shares of Ordinary Shares or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Ordinary Shares (with such issue price or effective issue price to be determined in good faith by the Board and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Class B ordinary shares, par value $0.0001 per share, of the Company held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the completion of the Company’s initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of shares of Ordinary Shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the Warrant Price shall be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described under “Redemption of warrants for cash” shall be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. If the adjustment in the immediately preceding sentence would otherwise result in an increase in the Warrant Price (as adjusted for share splits, share dividends, recapitalizations, extraordinary dividends and similar events) hereunder, no adjustment shall be made.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants may be exercised for cash or on a “cashless basis”, the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants may be subject to certain transfer restriction, and the Private Placement Warrants are not redeemable at the option of the Company. The Private Placement Warrants shall not become Public Warrants as a result of any transfer of the Private Placement Warrants, regardless of the transferee.

If a tender offer, exchange or redemption offer shall have been made to and accepted by the holders of the Class A ordinary shares and upon completion of such offer, the offeror owns beneficially more than 50% aggregate voting power, including the power to vote on the election of directors of the Company, of the issued and outstanding equity securities of the Company, the holder of the warrant shall be entitled to receive the highest amount of cash, securities or other property to which such holder would actually have been entitled as a shareholder if such warrant had been exercised, accepted such offer and all of the Class A ordinary shares held by such holder had been purchased pursuant to the offer. If less than 70% of the consideration receivable by the holders of the Class A ordinary shares in the applicable event is payable in the form of common equity in the successor entity that is listed on a national securities exchange or is quoted in an established over-the-counter market, and if the holder of the warrant properly exercises the warrant within thirty days following the public disclosure of the consummation of the applicable event by the Company, the warrant price shall be reduced by an amount equal to the difference (but in no event less than zero) of (i) the warrant price in effect prior to such reduction minus (ii) (A) the Per Share Consideration (as defined in the warrant agreement) minus (B) the value of the warrant based on the Black-Scholes Warrant Value for a Capped American Call for Public Warrants and Uncapped American Call for Private Warrants on Bloomberg Financial Markets.

Note 7 — Fair Value Measurements

At March 31, 2023, the Company’s marketable securities held in the Trust Account were valued at $147,984,315. The cash and marketable securities held in the Trust Account must be recorded on the balance sheet at fair value and are subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The following table presents the fair value information, as of March 31, 2023, of the Company’s financial assets that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s marketable securities held in the Trust Account are based on dividend and interest income and market fluctuations in the value of invested marketable securities, which are considered observable. The fair value of the marketable securities held in trust is classified within Level 1 of the fair value hierarchy.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and marketable securities held in trust account(1)	$147,984,315	$—	$—
(1)	The fair value of the marketable securities held in the Trust Account approximates the carrying amount primarily due to their short-term nature.

Measurement

The Company established the initial fair value for the cash and marketable securities held in the Trust Account on January 18, 2023, the date of the consummation of the Company’s Initial Public Offering. As the cash was transferred to the Trust Account on January 18, 2023, the value at that date is the value of the cash transferred. Changes in fair value will result from dividend and interest income and market fluctuations in the value of invested marketable securities which will be reflected on each month end bank statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We refer to this report as our “Quarterly Report on Form 10-Q” and references to “we,” “us” or the “Company” herein reference Israel Acquisitions Corp, a Cayman Islands exempted company. Reference to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Israel Acquisitions Sponsor LLC, a Delaware limited liability company. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (an “Initial Business Combination”), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and “variations” and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of an Initial Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (our “Annual Report”), filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the Cayman Islands as an exempted limited company on August 24, 2021, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses. We intend to effectuate our Initial Business Combination using cash from the proceeds of our Initial Public Offering (as defined below) and the sale of the Private Placement Units (as defined below), the proceeds of the sale of our securities in connection with our Initial Business Combination (pursuant to forward purchase agreements or backstop agreements we may enter), securities issued to the owners of the target of our Initial Business Combination, debt issued to bank or other lenders or the owners of the target of our Initial Business Combination, or a combination of the foregoing or other sources.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an Initial Business Combination will be successful.

Recent Developments

On January 12, 2023, the SEC declared the Company’s registration statement on Form S-1 effective. On January 18, 2023, we consummated our initial public offering (the “Initial Public Offering”) of 14,375,000 units (the “Public Units”), which included the full exercise the underwriters’ over-allotment option in the amount of 1,875,000 units, at $10.00 per unit, generating gross proceeds of $143,750,000. Each unit is comprised of one Class A ordinary share (the “Public Shares”) and one public warrant.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of (i) 637,500 private placement units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, (ii) 75,000 Private Placement Units at price of $10.00 per Private Placement Unit in a private placement to BTIG, LLC, (iii) 25,000 Private Placement Units at price of $10.00 per Private Placement Unit in a private placement to Exos Capital LLC, and (iv) 75,000 Private Placement Units at price of $10.00 per Private Placement Unit in a private placement to JonesTrading Institutional Services LLC.

Following the closing of our Initial Public Offering on January 18, 2023, an amount of $146,625,000 ($10.00 per unit sold in our Initial Public Offering) from the net proceeds of the sale of the Public Units in the Initial Public Offering and the sale of the Private Placement Units was placed in the trust account established for the benefit of the holders of Public Shares maintained by American Stock Transfer & Trust Company, acting as trustee (the “Trust Account”).

Effective April 30, 2023, Roy Zisapel resigned from his role as a member of and as Chairman of our audit committee (the “Audit Committee”). Pursuant to the Audit Committee charter, the Audit Committee must consist of at least three directors, one of which shall be the Chairman, and all of which must be “independent directors” in accordance with the rules of the Nasdaq Global Market and Rule 10A-3 of the Exchange Act. Simultaneously with Roy Zisapel’s resignation from the Audit Committee, the Board appointed Daniel Recanati as Chairman of the Audit Committee and appointed Peter Cohen as a member of the Audit Committee.

Results of Operations

As of March 31, 2023, we had not commenced any operations. All activity from inception through March 31, 2023 relates to our formation and initial public offering, and, since the completion of the initial public offering, our search for a target to consummate a business combination. We will not generate any operating revenues until after the completion of a business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the initial public offering and placed in a U.S.-based trust account (the “Trust Account”). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had net income of $1,143,965, which consisted of listing expenses of $5,213, administrative expenses of $30,885, legal and accounting expenses of $128,184, marketing and advertising expenses of $3,732, dues and subscriptions expense of $2,650, and insurance expenses of $55,887, offset by an unrealized gain and dividend income on marketable securities held in the Trust Account of $1,359,315, dividends and interest on cash and cash equivalents of $11,201. For the three months ended March 31, 2022, the Company had net loss of $25,969 consisting of $25,000 in legal and accounting expenses and $969 of formation and operating costs.

Liquidity, Capital Resources and Going concern

As of March 31 2023, we had $1,015,869 in cash and cash equivalents held outside of the Trust Account and working capital of $1,195,608.

Until the consummation of the initial public offering, our only source of liquidity was from the $25,000 of proceeds from our sponsor’s purchase of Class B ordinary shares, par value $0.0001 per share, and a loan of $237,234 from our sponsor pursuant to a promissory note to cover certain expenses. The promissory note was repaid in full on January 18, 2023.

Following our initial public offering and the sale of Private Placement Units (the “Private Units”) to the sponsor, a total of $146,625,000 was placed in the Trust Account.

For the three months ended March 31, 2023, net cash used in operating activities was $517,798. Net income of $1,143,965 was adjusted by unrealized gains on marketable securities held in Trust Account of $1,359,312, and $302,451 changes in operating assets and liabilities. Net cash used in investing activities was $146,625,003 related to the funding of the Trust Account, as well as dividends received from and reinvestment of marketable securities. Net cash provided by financing activities included $141,250,000 of net proceeds from the issuance of ordinary shares and $7,625,000 of proceeds from Private Placement Warrants, offset by $237,234 payment of the outstanding promissory note balance at the date of the Initial Public Offering, and $487,401 payments of deferred offering costs.

As of March 31, 2023, we had marketable securities held in the Trust Account of $147,984,315 (including approximately $1,359,315 of gains on marketable securities) consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less.

As of March 31, 2023, we had cash and cash equivalents of $1,015,869 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

We may need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial business combination. We expect to incur significant costs related to identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year from the date that the financial statements accompanying this Quarterly Report are issued.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit, at the option of the lender. As of March 31, 2023, we did not have any outstanding working capital loans.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of March 31, 2023.

The underwriters of the Initial Public Offering are entitled to a deferred discount of $0.35 per Unit, or $5,406,250 in the aggregate. The deferred discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2023, 14,375,000 shares of Class A ordinary shares subject to possible redemption are presented, at redemption value equal to the amount held in the Trust Account, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

Net Income (Loss) per Common Stock

The Company complies with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. The statement of operations includes a presentation of income (loss) per Class A redeemable ordinary shares and loss per non-redeemable ordinary shares following the two-class method of income per ordinary share. In order to determine the net income (loss) attributable to both the Class A redeemable ordinary shares and non-redeemable ordinary shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A ordinary shares subject to possible redemption was treated as dividends paid to the public stockholders

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. As a result of ASU 2020 – 06, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost and more convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company early adopted ASU 2020-06 and it did not have an impact on the Company’s financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statements

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information that is required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (who serves as our principal executive officer) and Chief Financial Officer (who serve as our principal financial and accounting officer), to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2023, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified relates to the fact that we have not yet designed and maintained effective controls relating to the accounting for offering costs related to the Company’s Initial Public Offering. Specifically, certain accounting costs incurred not directly or incrementally related to the Initial Public Offering were incorrectly recorded as deferred offering costs rather than expensed as incurred.

Remediation Plan

Our Chief Financial Officer will perform additional post-closing review procedures including a review of the expenses classified as offering costs.

Changes in Internal Control over Financial Reporting

Other than the remediation plan, as set forth above, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1.A. Risk Factors

There have been no material changes to the Risk Factors previously disclosed in Item 1A. to Part I of our Annual Report. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 18, 2023, we consummated our Initial Public Offering of 14,375,000 Public Units. The Public Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $143,750,000. BTIG, LLC was the representative of the underwriters and acted as the sole book-running manager of our Initial Public Offering. The offer and sale of the securities in the Initial Public Offering was registered under the Securities Act on a registration statement on Form S-1 (No. 333-263658), which the SEC declared effective on January 12, 2023.

Simultaneously with the closing of the Initial Public Offering, we completed the private sale of:

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

The Private Placement Units are identical to the Public Units, except that the private placement warrants underlying the Private Placement Units, (i) are not redeemable by us, (ii) may not (including the Class A ordinary shares issuable upon exercise of such private placement warrants), subject to certain limited exceptions, be transferred, assigned or sold by such holders until 30 days after the completion of our Initial Business Combination, (iii) may be exercised the option of the holders on a cashless basis, and (iv) are entitled to registration rights. No underwriting discounts or commissions were paid with respect to such sales of the Private Placement Units. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

In connection with the Initial Public Offering, we incurred offering costs of approximately $8,642,235 (including deferred underwriting commissions of approximately $5,406,250). Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering.

After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the Initial Business Combination, if consummated) and the Initial Public Offering expenses, $146,625,000 of the net proceeds from our Initial Public Offering and certain of the proceeds from the private placement of the Private Placement Units (or $10.00 per unit sold in the Initial Public Offering) was placed in the Trust Account.

For additional information regarding the use of the proceeds generated form our Initial Public Offering, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
4.1	Warrant Agreement, dated January 12, 2023, by and between the Company and American Stock Transfer & Trust Company, as warrant agent.	8-K	001-41593	4.1	January 19, 2023
3.1	Second Amended and Restated Memorandum and Articles of Association, dated November 17, 2022.	10-K	001-41593	3.1	April 17, 2023
10.1	Letter Agreement, dated January 12, 2023, by and among the Company, its executive officers, its directors and Israel Acquisitions Sponsor LLC.	8-K	001-41593	10.1	January 19, 2023
10.2	Investment Management Trust Agreement, dated January 12, 2023, by and between the Company and American Stock Transfer & Trust Company, as trustee.	8-K	001-41593	10.2	January 19, 2023
10.3	Registration Rights Agreement, dated January 12, 2023, by and among the Company, Israel Acquisitions Sponsor LLC, BTIG, LLC, Exos Capital LLC and JonesTrading Institutional Services LLC.	8-K	001-41593	10.3	January 19, 2023
10.4	Private Placement Units Purchase Agreement, dated January 12, 2023, by and between the Company and Israel Acquisitions Sponsor LLC.	8-K	001-41593	10.4	January 19, 2023
10.5	Private Placement Units Purchase Agreement, dated January 12, 2023, by and between the Company and BTIG, LLC.	8-K	001-41593	10.5	January 19, 2023
10.6	Private Placement Units Purchase Agreement, dated January 12, 2023, by and between the Company and Exos Capital LLC.	8-K	001-41593	10.6	January 19, 2023
10.7	Private Placement Units Purchase Agreement, dated January 12, 2023, by and between the Company and JonesTrading Institutional Services LLC.	8-K	001-41593	10.7	January 19, 2023
10.8	Administrative Services Agreement, dated January 12, 2023, by and between the Company and Israel Acquisitions Sponsor LLC.	8-K	001-41593	10.8	January 19, 2023
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Security Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Security Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File. Formatted in Inline XBRL and contained in exhibit 101.
*	Filed herewith.
**	Furnished herewith.

PART III – SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISRAEL ACQUISITIONS CORP

Date: May 15, 2023	By:	/s/ Ziv Elul
	Name:	Ziv Elul
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Sharon Barzik Cohen
	Name:	Sharon Barzik Cohen
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)