Form 10-Q
period 2023-06-30
Israel Acquisitions Corp
filed 2023-08-14
CIK 1915328

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2023

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

As of August 14, 2023, there were 15,137,500 Class A ordinary shares, par value $0.0001 per share issued and outstanding and 4,791,667 Class B ordinary shares, par value $0.0001 per share issued and outstanding.

Page
PART I - FINANCIAL INFORMATION	2
Item 1. Interim Financial Statements (unaudited).	2
Condensed Balance Sheets as of June 30, 2023 and December 31, 2022	2
Condensed Statements of Operations for the three and six months ended June 30, 2023 and 2022	3
Condensed Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the three and six months ended June 30, 2023 and 2022	4
Condensed Statements of Cash Flows for the six months ended June 30, 2023 and 2022	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures Evaluation of Disclosure Controls and Procedures	23
PART II - OTHER INFORMATION	25
Item 1. Legal Proceedings	25
Item 1.A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	26
PART III - SIGNATURES	28

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ISRAEL ACQUISITIONS CORP

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$901,165	$8,305
Prepaid expenses – current	264,946	—
Cash and Marketable Securities held in Trust Account	149,727,894	—
Total Current Assets	150,894,005	8,305
Non-current assets
Deferred offering costs associated with the proposed public offering	—	655,167
Total Non-current Assets	—	655,167
Total Assets	$150,894,005	$663,472

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$82,774	$71,655
Accounts payable	48,455	—
Accrued offering costs	—	406,583
Deferred underwriting commissions	5,406,250	—
Promissory note - related party	—	237,234
Total Current Liabilities	5,537,479	715,472
Total Liabilities	5,537,479	715,472

Commitments and Contingencies (Note 5)
Class A Ordinary Shares Subject to Possible Redemption
Class A ordinary shares subject to possible redemption, $0.0001 par value; 200,000,000 shares authorized; 14,375,000 shares issued and outstanding at redemption value at June 30, 2023 and no shares issued and outstanding at December 31, 2022	149,727,894	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized; 762,500 shares issued and outstanding (excluding 14,375,000 shares subject to possible redemption) at June 30, 2023 and no shares issued and outstanding at December 31, 2022	76	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized; 4,791,667 shares issued and outstanding at June 30, 2023 and December 31, 2022	479	479
Additional paid-in capital	—	24,521
Accumulated deficit	(4,371,923)	(77,000)
Total Shareholders’ Deficit	(4,371,368)	(52,000)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$150,894,005	$663,472

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISRAEL ACQUISITIONS CORP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
				(as restated)
Formation and Operating expense	$—	$—	$—	$969
Marketing and advertising expense	—	—	3,732	—
Administrative expense	129,963	—	160,848	—
Legal and accounting expense	115,887	10,278	244,071	35,278
Dues and subscriptions expense	3,198	—	5,848	—
Listing fee expense	5,550	—	10,763	—
Insurance expense	64,167	—	120,054	—
Loss from operations	(318,765)	(10,278)	(545,316)	(36,247)

Other income:
Unrealized gain on marketable securities held in Trust Account	1,743,572	—	3,102,884	—
Dividend income on marketable securities held in Trust Account	7	—	10	—
Dividend income	10,991	—	22,073	—
Interest income	1	—	120	—
Other income, net	1,754,571	—	3,125,087	—
Net income (loss)	$1,435,806	$(10,278)	$2,579,771	$(36,247)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	14,375,000	—	13,024,862	—

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.11	$—	$0.46	$—

Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares	762,500	—	690,884	—

Basic and diluted net loss per share, non-redeemable Class A ordinary shares	$(0.02)	$—	$(0.69)	$—

Basic and diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	4,791,667	4,791,667	4,791,667	4,791,667

Basic and diluted net loss per share, non-redeemable Class B ordinary shares	$(0.02)	$(0.00)	$(0.62)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISRAEL ACQUISITIONS CORP

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

	Class A
	Ordinary Shares Subject to Possible			Class A		Class B		Additional		Total
	Redemption			Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount		Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	—	$—		—	$—	4,791,667	$479	$24,521	$(77,000)	$(52,000)
Issuance of Class A ordinary shares in initial public offering	14,375,000	134,753,406		—	—	—	—	354,359	—	354,359
Sale of private placement units	—	—		762,500	76	—	—	7,624,924	—	7,625,000
Remeasurement of Class A ordinary shares to redemption value	—	13,230,909		—	—	—	—	(8,003,804)	(5,227,105)	(13,230,909)
Net income	—	—		—	—	—	—	—	1,143,965	1,143,965
Balance - March 31, 2023 (unaudited)	14,375,000	147,984,315		762,500	$76	4,791,667	$479	$—	$(4,160,140)	$(4,159,585)
Transfer of Founder Shares	—		—	—	—	—	—	95,990	—	95,990
Remeasurement of Class A ordinary shares to redemption value	—	1,743,579		—	—	—	—	(95,990)	(1,647,589)	(1,743,579)
Net income	—	—		—	—	—	—	—	1,435,806	1,435,806
Balance - June 30, 2023 (unaudited)	14,375,000	149,727,894		762,500	$76	4,791,667	$479	$—	$(4,371,923)	$(4,371,368)

	Class A
	Ordinary Shares Subject to Possible		Class A		Class B		Additional		Total
	Redemption		Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	—	$—	—	$—	$—	$(5,059)	$(5,059)
Issuance of Class B ordinary shares to Sponsor(1)	—	—	—	—	4,971,667	479	24,521	—	25,000
Net loss	—	—	—	—	—	—	—	(25,969)	(25,969)
Balance - March 31, 2022 (unaudited)	—	—	—	$—	4,971,667	$479	$24,521	$(31,028)	$(6,028)
Net loss (as restated)	—	—	—	—	—	—	—	(10,278)	(10,278)
Balance - June 30, 2022 (unaudited) (as restated)	—	—	—	$—	4,971,667	$479	$24,521	$(41,306)	$(16,306)

(1)On March 4, 2022, the Company effected a share capitalization resulting in 6,900,000 Class B ordinary shares outstanding. On August 18, 2022, the Sponsor surrendered for no consideration 1,150,000 shares, resulting in a decrease in the total number of Class B shares outstanding to 5,750,000. On November 17, 2022, the Sponsor surrendered for no consideration 958,333 shares, resulting in resulting in a decrease in the total number of Class B shares outstanding to 4,791,667 (see Note 4). All shares and associated amounts have been retroactively restated to reflect the share capitalization and subsequent surrender.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISRAEL ACQUISITIONS CORP

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2023	2022
		(as restated)
Cash Flows from Operating Activities:
Net income (loss)	$2,579,771	$(36,247)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	(3,102,884)	—
Excess fair value on transfer of Founder Shares	95,990	—
Changes in operating assets and liabilities:
Prepaid expenses	(264,946)	—
Accounts payable	48,455	—
Accrued expenses	11,119	36,147
Net cash used in operating activities	(632,495)	(100)

Cash Flows from Investing Activities:
Purchase of marketable securities held in Trust Account	(146,625,000)	—
Reinvestment of marketable securities held in Trust Account	(10)	—
Net cash used in investing activities	(146,625,010)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Proceeds from issuance of ordinary shares	141,250,000	—
Proceeds from sale of private placement units	7,625,000	—
Proceeds from promissory note – related party	—	91,710
Payment of promissory note – related party	(237,234)	—
Payment of offering costs	(487,401)	(116,240)
Net cash provided by financing activities	148,150,365	470

Net Change in Cash and Cash Equivalents	892,860	370
Cash and Cash Equivalents - Beginning	8,305	—
Cash and Cash Equivalents - Ending	$901,165	$370

Non-Cash Investing and Financing Activities:
Issuance of promissory note by the Sponsor to pay offering costs	$—	$5,524
Remeasurement of Class A ordinary shares subject to possible redemption	$14,974,488	$—
Deferred underwriter fee payable	$5,406,250	$—
Deferred offering costs included in accrued offering costs	$—	$378,350

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

As of June 30, 2023, the Company had not commenced any operations. All activity through June 30, 2023, relates to the Company’s formation and the initial public offering (“Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Going Concern

As of June 30, 2023, the Company had $901,165 of operating cash and a working capital of $1,034,882 (excluding cash and marketable securities held in the Trust Account and the deferred underwriter fee payable). The Company classified the Marketable Securities held in Trust Account as a current asset as the Company has less than 12 months from the balance sheet date to consummate a Business Combination, at which point, if the Company did not find a Business Combination partner, the Company would cease to exist and the funds would be liquidated from the Trust Account. The Company classified the Deferred Underwriting Fees Payable as current liabilities as the Company has less than 12 months from the balance sheet date to consummate a Business Combination, at which point, if the Company did not find a Business Combination partner, the Company would cease to exist and the deferred underwriting fees would not be paid as the fees owed are contingent upon a successful Business Combination.

The Company’s liquidity needs through June 30, 2023 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares” and shares thereof, “founder shares”), the Initial Public Offering and the issuance of the Private Units (see Note 3 and Note 4). Additionally, the Company drew on an unsecured promissory note to pay certain offering costs (see Note 4).

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2022 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $901,165 and $8,305 in cash and cash equivalents as of June 30, 2023 and December 31, 2022, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2023, 14,375,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, at redemption value, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

The Class A ordinary shares subject to possible redemption is reflected on the balance sheet at June 30, 2023 as follows:

Gross proceeds from initial public offering	$143,750,000
Less:
Proceeds allocated to public warrants	(354,359)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(8,642,235)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	14,974,488
Class A ordinary shares subject to possible redemption	$149,727,894

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

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance and remeasured at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative financial instruments is evaluated at the end of each reporting period. There were no derivative financial instruments accounted for as liabilities as of June 30, 2023 and December 31, 2022.

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

FASB ASC 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2023. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Net income (loss) per ordinary share is computed by dividing net income (loss) by class by the weighted average number of ordinary shares outstanding during the period. The Company has not considered the effect of the 14,375,000 Public Warrants in the calculation of diluted net income (loss) per share, since the exercise of such warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. Net income (loss) per ordinary share for the three and six months ended June 30, 2023, was calculated by dividing the net income (loss) into the amount of Class B non-redeemable ordinary shares outstanding as no Class A ordinary shares were issued during that period.

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share for the three months ended June 30, 2023 (in dollars, except share amounts):

Three Months Ended
June 30, 2023
Net income	$1,435,806
Accretion of temporary equity to redemption value	(1,743,579)
Net loss including accretion of temporary equity to redemption value	$(307,773)

	Three Months Ended
	June 30, 2023
			Class B Non-
	Class A Redeemable	Class A Non-redeemable	redeemable
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income by class	$1,035,653	$54,935	$345,218

Less: Accretion allocation based on ownership percentage	$(1,257,652)	$(66,710)	(419,217)
Allocation of accretion of temporary equity to redeemable shares	1,743,579	—	—
Total net income (loss) by class	$1,521,580	$(11,775)	(73,999)

Denominator:
Weighted average shares outstanding	1,437,000	762,500	4,791,667
Basic and diluted net income per share	$0.11	$(0.02)	(0.02)

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share for the six months ended June 30, 2023 (in dollars, except share amounts):

Six Months Ended
June 30, 2023
Net loss from beginning on the year to date of initial public offering	$(6,646)
Net income from date of initial public offering to period end	2,586,417
Total income for the three months ended June 30, 2023	2,579,771
Accretion of temporary equity to redemption value	(14,974,488)
Net loss including accretion of temporary equity to redemption value	$(12,394,717)

	Six Months Ended
	June 30, 2023
			Class B Non-
	Class A Redeemable	Class A Non-redeemable	redeemable
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss from inception to date of initial public offering	$—	$—	$(6,646)
Allocation of net income from date of initial public offering to period end	1,865,594	98,958	621,865
Total income allocated by class	1,865,594	98,958	615,219

Less: Accretion allocation based on ownership percentage	$(10,801,168)	$(572,931)	(3,600,389)
Allocation of accretion of temporary equity to redeemable shares	14,974,488	—	—
Total net income (loss) by class	$6,038,914	$(473,973)	(2,985,170)

Denominator:
Weighted average shares outstanding	13,024,862	690,884	4,791,667
Basic and diluted net income per share	$0.46	$(0.69)	(0.62)

The earnings per share presented in the statement of operations for the three and six months ended June 30, 2022 is based on the following:

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Net loss	$(10,278)	$(36,247)
Weighted average Class B ordinary shares outstanding	4,791,667	4,791,667
Basic and diluted net income per share	$(0.00)	$(0.01)

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

An aggregate of $10.20 per Unit sold in the Initial Public Offering is held in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. As of June 30, 2023, $149,727,894 was held in the Trust Account. In addition, $901,165 of operating cash is not held in the Trust Account and is available for working capital purposes.

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

On May 7, 2023, the Sponsor transferred 95,500 of its Founder Shares to our special advisor for consulting services.  The consulting services offered were considered a benefit that the Company realized as a result of the Sponsors transaction with the special advisor. The fair value of the consulting services was determined to be a financing expense in accordance with Staff Accounting Bulletin Topic 5A.

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Initial Shareholders, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. As of June 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Promissory Note – Related Party

On January 26, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. As of January 18, 2023, the Company had borrowed $237,234 under the Promissory Note. On January 18, 2023 the Company paid $245,540 to the Sponsor, resulting in an overpayment of $8,306 that is recorded as a related party receivable. The Promissory Note was non-interest bearing. As of June 30, 2023 and December 31, 2022, the outstanding balance under the Promissory Note was $0 and $237,234, respectively.

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

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor commencing on the date the securities of the Company are first listed on the Nasdaq Global Market, pursuant to a Registration Statement on Form S-1 filed by the Company with the SEC and continuing until the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation. The Company will pay $10,000 per month to the Sponsor for certain office space, utilities and secretarial and administrative services as may be reasonably required from time to time. As of June 30, 2023, the Company has incurred and accrued $56,129 in accrued expenses related to the agreement. The $30,000 and $56,129 incurred for the three and six months ended June 30, 2023, respectively, have been included in administrative expense in the statements of operations.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 1,875,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters exercised the option in full on January 18, 2023. The underwriters were entitled to a cash underwriting discount of $2,500,000, which was paid upon the closing of the Initial Public Offering. The underwriters are also entitled to a deferred cash underwriting discount of 3.50% of the gross proceeds of the Initial Public Offering and 5.50% of the gross proceeds from the sale of the over-allotment option Units, or $5,406,250, payable to the underwriters for deferred underwriting commissions. The full amount was placed in the trust account and will be released to the underwriters only on, and concurrently with, completion of an initial business combination.

Note 6 — Shareholder’s Deficit

Preference shares - The Company is authorized to issue 2,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 762,500 and zero Class A ordinary shares issued or outstanding, excluding 14,375,000 shares of Class A ordinary shares issued and outstanding subject to possible redemption, respectively.

Class B Ordinary shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 4,791,667 Class B ordinary shares issued and outstanding.

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

●Redemption of warrants when the price per share of Class A ordinary shares equals or exceeds $18.00.

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

Note 7 — Fair Value Measurements

At June 30, 2023, the Company’s marketable securities held in the Trust Account were valued at $149,727,894. The cash and marketable securities held in the Trust Account must be recorded on the balance sheet at fair value and are subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The following table presents the fair value information, as of June 30, 2023, of the Company’s financial assets that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s marketable securities held in the Trust Account are based on dividend and interest income and market fluctuations in the value of invested marketable securities, which are considered observable. The fair value of the marketable securities held in trust is classified within Level 1 of the fair value hierarchy.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents(1)	$902,072	$—	$—
Cash and marketable securities held in trust account(2)	$149,727,894	$—	$—
(1)	The fair value of money market funds have been measured on a recurring basis using Level 1 inputs, which are based on unadjusted quoted market prices within active markets.
(2)	The fair value of the marketable securities held in the Trust Account approximates the carrying amount primarily due to their short-term nature.

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

Note 8 — Restatement of Previously Issued Financial Statements (Unaudited)

In connection with the preparation of the Company’s financial statements as of December 31, 2022, management identified an error made in its historical financial statements where, certain accounting costs not direct or incremental to the preparation of the Company’s initial public offering were incorrectly accounted for as offering costs. The Company restated the Balance Sheets, Statements of Operations, and Statements of Cash Flows by reclassifying certain accounting costs not direct or incremental to the preparation of the Company’s initial public offering from deferred offering costs to formation and operating costs for the unaudited interim periods for the six-months ended June 30, 2022, previously included in the Company’s Registration Statement on Form S-1.

	As Previously
	Reported	Adjustment	As Restated
As of June 30, 2022
Balance Sheet:
Deferred offering costs	541,202	(36,147)	505,055
Accrued offering costs	414,497	(36,147)	378,350
Accrued expenses	—	36,147	36,147
Accumulated deficit	(5,159)	(36,147)	(41,306)

For the six months ended June 30, 2022
Statement of Operations:
Formation and operating costs	100	36,147	36,247
Net loss	(100)	(36,147)	(36,247)
Basic and diluted net loss per Class B ordinary share	(0.00)	(0.01)	(0.01)
Statement of Cash Flows
Net loss	(100)	(36,147)	(36,247)
Cash flow from operating activities
Accrued expenses	—	36,147	36,147
Supplemental disclosure of non-cash financing activities
Deferred offering costs included in accrued offering costs	414,497	(36,147)	378,350

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

Results of Operations

As of June 30, 2023, we had not commenced any operations. All activity from inception through June 30, 2023 relates to our formation and initial public offering, and, since the completion of the initial public offering, our search for a target to consummate a business combination. We will not generate any operating revenues until after the completion of a business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the initial public offering and placed in a U.S.-based trust account (the “Trust Account”). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had net income of $1,435,806, which consisted of listing expenses of $5,550, administrative expenses of $129,963, legal and accounting expenses of $115,887, dues and subscriptions expense of $3,198, and insurance expense of $64,167, offset by an unrealized gain and dividend income on marketable securities held in the Trust Account of $1,743,579, dividends and interest on cash and cash equivalents of $10,992. For the three months ended June 30, 2022, the Company had net loss of $10,278 consisting of legal and accounting expenses.

For the six months ended June 30, 2023, we had net income of $2,579,771, which consisted of listing expenses of $10,763, administrative expenses of $160,848, legal and accounting expenses of $244,071, marketing and advertising expense of $3,732, dues and subscriptions expense of $5,848, and insurance expense of $120,054, offset by an unrealized gain and dividend income on marketable securities held in the Trust Account of $3,102,894, dividends and interest on cash and cash equivalents of $22,193. For the six months ended June 30, 2022, the Company had net loss of $36,247 consisting of $35,278 in legal and accounting expenses and $969 of formation and operating costs.

Liquidity, Capital Resources and Going concern

As of June 30 2023, we had $901,165 in cash and cash equivalents held outside of the Trust Account and working capital of $1,034,882.

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

For the six months ended June 30, 2023, net cash used in operating activities was $632,495. Net income of $2,579,771 was adjusted by unrealized gains on marketable securities held in Trust Account of $3,102,884, excess fair value of founder shares sold of $95,990, and $205,372 changes in operating assets and liabilities. Net cash used in investing activities was $146,625,010 related to the funding of the Trust Account, as well as dividends received from and reinvestment of marketable securities. Net cash provided by financing activities included $141,250,000 of net proceeds from the issuance of ordinary shares and $7,625,000 of proceeds from Private Placement Warrants, offset by $237,234 payment of the outstanding promissory note balance at the date of the Initial Public Offering, and $487,401 payments of deferred offering costs.

As of June 30, 2023, we had marketable securities held in the Trust Account of $149,727,894 (including approximately $3,102,894 of gains on marketable securities) consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less.

As of June 30, 2023, we had cash and cash equivalents of $901,165 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit, at the option of the lender. As of June 30, 2023, we did not have any outstanding working capital loans.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of June 30, 2023.

The underwriters of the Initial Public Offering are entitled to a deferred discount of $0.35 per Unit, or $5,406,250 in the aggregate. The deferred discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

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

Common Stock Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2023, 14,375,000 shares of Class A ordinary shares subject to possible redemption are presented, at redemption value equal to the amount held in the Trust Account, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

Net Income (Loss) per Common Stock

The Company complies with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. The statement of operations includes a presentation of income (loss) per Class A redeemable ordinary shares and loss per non-redeemable ordinary shares following the two-class method of income per ordinary share. In order to determine the net income (loss) attributable to both the Class A redeemable ordinary shares and non-redeemable ordinary shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A ordinary shares subject to possible redemption was treated as dividends paid to the public stockholders.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2023, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified relates to the fact that we have not yet designed and maintained effective controls relating to the accounting for offering costs related to the Company’s Initial Public Offering. Specifically, certain accounting costs incurred not directly or incrementally related to the Initial Public Offering were incorrectly recorded as deferred offering costs rather than expensed as incurred.

Remediation Plan

Our Chief Financial Officer will perform additional post-closing review procedures including a review of the expenses classified as offering costs.

Changes in Internal Control over Financial Reporting

Other than the remediation plan, as set forth above, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Memorandum and Articles of Association, dated November 17, 2022.	10-K	001-41593	3.1	April 17, 2023
4.1	Warrant Agreement, dated January 12, 2023, by and between the Company and American Stock Transfer & Trust Company, as warrant agent.	8-K	001-41593	4.1	January 19, 2023
10.1	Letter Agreement, dated January 12, 2023, by and among the Company, its executive officers, its directors and Israel Acquisitions Sponsor LLC.	8-K	001-41593	10.1	January 19, 2023
10.2	Investment Management Trust Agreement, dated January 12, 2023, by and between the Company and American Stock Transfer & Trust Company, as trustee.	8-K	001-41593	10.2	January 19, 2023
10.3	Registration Rights Agreement, dated January 12, 2023, by and among the Company, Israel Acquisitions Sponsor LLC, BTIG, LLC, Exos Capital LLC and JonesTrading Institutional Services LLC.	8-K	001-41593	10.3	January 19, 2023
10.4	Private Placement Units Purchase Agreement, dated January 12, 2023, by and between the Company and Israel Acquisitions Sponsor LLC.	8-K	001-41593	10.4	January 19, 2023
10.5	Private Placement Units Purchase Agreement, dated January 12, 2023, by and between the Company and BTIG, LLC.	8-K	001-41593	10.5	January 19, 2023
10.6	Private Placement Units Purchase Agreement, dated January 12, 2023, by and between the Company and Exos Capital LLC.	8-K	001-41593	10.6	January 19, 2023
10.7	Private Placement Units Purchase Agreement, dated January 12, 2023, by and between the Company and JonesTrading Institutional Services LLC.	8-K	001-41593	10.7	January 19, 2023
10.8	Administrative Services Agreement, dated January 12, 2023, by and between the Company and Israel Acquisitions Sponsor LLC.	8-K	001-41593	10.8	January 19, 2023
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a 14(a) and 15d-14(a) under the Security Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a 14(a) and 15d-14(a) under the Security Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File. Formatted in Inline XBRL and contained in exhibit 101.

*	Filed herewith.
**	Furnished herewith.

PART III – SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISRAEL ACQUISITIONS CORP

Date: August 14, 2023	By:	/s/ Ziv Elul
	Name:	Ziv Elul
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Sharon Barzik Cohen
	Name:	Sharon Barzik Cohen
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)