Form 10-Q
period 2023-09-30
Israel Acquisitions Corp
filed 2023-11-13
CIK 1915328

FORM 10-Q

(MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2023

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

As of November 13, 2023, there were 15,137,500 Class A ordinary shares, par value $0.0001 per share issued and outstanding and 4,791,667 Class B ordinary shares, par value $0.0001 per share issued and outstanding.

Page
PART I - FINANCIAL INFORMATION	2
Item 1. Interim Financial Statements (unaudited).	2
Condensed Balance Sheets as of September 30, 2023 and December 31, 2022	2
Condensed Statements of Operations for the three and nine months ended September 30, 2023 and 2022	3
Condensed Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the three and nine months ended September 30, 2023 and 2022	4
Condensed Statements of Cash Flows for the nine months ended September 30, 2023 and 2022	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures Evaluation of Disclosure Controls and Procedures	23
PART II - OTHER INFORMATION	25
Item 1. Legal Proceedings	25
Item 1.A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	26
Item 6. Exhibits	27
PART III - SIGNATURES	28

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ISRAEL ACQUISITIONS CORP

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$810,428	$8,305
Prepaid expenses	200,780	—
Cash and Marketable Securities held in Trust Account	151,672,581	—
Total Current Assets	152,683,789	8,305
Non-current assets
Deferred offering costs associated with the proposed public offering	—	655,167
Total Non-current Assets	—	655,167
Total Assets	$152,683,789	$663,472

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$116,629	$71,655
Accounts payable	34,678	—
Accrued offering costs	—	406,583
Deferred underwriting commissions	5,406,250	—
Promissory note - related party	—	237,234
Total Current Liabilities	5,557,557	715,472
Total Liabilities	5,557,557	715,472

Commitments and Contingencies (Note 5)
Class A Ordinary Shares Subject to Possible Redemption
Class A ordinary shares subject to possible redemption, $0.0001 par value; 200,000,000 shares authorized; 14,375,000 shares issued and outstanding at redemption value at September 30, 2023 and no shares issued and outstanding at December 31, 2022	151,672,581	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized; 762,500 shares issued and outstanding (excluding 14,375,000 shares subject to possible redemption) at September 30, 2023 and no shares issued and outstanding at December 31, 2022	76	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized; 4,791,667 shares issued and outstanding at September 30, 2023 and December 31, 2022	479	479
Additional paid-in capital	—	24,521
Accumulated deficit	(4,546,904)	(77,000)
Total Shareholders’ Deficit	(4,546,349)	(52,000)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$152,683,789	$663,472

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISRAEL ACQUISITIONS CORP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
				(as restated)
Formation and Operating expense	$—	$—	$—	$969
Marketing and advertising expense	—	—	3,732	—
Administrative expense	31,242	—	192,090	—
Legal and accounting expense	84,556	10,508	328,627	45,786
Dues and subscriptions expense	66	—	5,914	—
Listing fee expense	5,675	—	16,438	—
Insurance expense	64,167	—	184,221	—
Loss from operations	(185,706)	(10,508)	(731,022)	(46,755)

Other income:
Unrealized (loss) gain on marketable securities held in Trust Account	(1,424,057)	—	1,678,827	—
Interest and dividend income on marketable securities held in Trust Account	58,137	—	58,147	—
Realized gain on marketable securities held in Trust Account	3,310,607	—	3,310,607	—
Dividend income	9,163	—	31,236	—
Interest income	1,562	—	1,682	—
Other income, net	1,955,412	—	5,080,499	—
Net income (loss)	$1,769,706	$(10,508)	$4,349,477	$(46,755)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	14,375,000	—	13,479,853	—

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.13	$—	$0.58	$—

Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares	762,500	—	715,018	—

Basic and diluted net loss per share, non-redeemable Class A ordinary shares	$(0.01)	$—	$(0.67)	$—

Basic and diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	4,791,667	4,791,667	4,791,667	4,791,667

Basic and diluted net loss per share, non-redeemable Class B ordinary shares	$(0.01)	$(0.00)	$(0.63)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISRAEL ACQUISITIONS CORP

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

	Class A
	Ordinary Shares Subject to Possible		Class A		Class B		Additional		Total
	Redemption		Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	—	$—	—	$—	4,791,667	$479	$24,521	$(77,000)	$(52,000)
Issuance of Class A ordinary shares in initial public offering	14,375,000	134,753,406	—	—	—	—	354,359	—	354,359
Sale of private placement units	—	—	762,500	76	—	—	7,624,924	—	7,625,000
Remeasurement of Class A ordinary shares to redemption value	—	13,230,909	—	—	—	—	(8,003,804)	(5,227,105)	(13,230,909)
Net income	—	—	—	—	—	—	—	1,143,965	1,143,965
Balance - March 31, 2023	14,375,000	147,984,315	762,500	$76	4,791,667	$479	$—	$(4,160,140)	$(4,159,585)
Transfer of Founder Shares	—	—	—	—	—	—	95,990	—	95,990
Remeasurement of Class A ordinary shares to redemption value	—	1,743,579	—	—	—	—	(95,990)	(1,647,589)	(1,743,579)
Net income	—	—	—	—	—	—	—	1,435,806	1,435,806
Balance - June 30, 2023	14,375,000	149,727,894	762,500	$76	4,791,667	$479	$—	$(4,371,923)	$(4,371,368)
Remeasurement of Class A ordinary shares to redemption value	—	1,944,687	—	—	—	—	—	(1,944,687)	(1,944,687)
Net income	—	—	—	—	—	—	—	1,769,706	1,769,706
Balance - September 30, 2023	14,375,000	151,672,581	762,500	$76	4,791,667	$479	$—	$(4,546,904)	$(4,546,349)

	Class A
	Ordinary Shares Subject to Possible		Class A		Class B		Additional		Total
	Redemption		Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	—	$—	—	$—	$—	$(5,059)	$(5,059)
Issuance of Class B ordinary shares to Sponsor(1)	—	—	—	—	4,971,667	479	24,521	—	25,000
Net loss	—	—	—	—	—	—	—	(25,969)	(25,969)
Balance - March 31, 2022	—	—	—	$—	4,971,667	$479	$24,521	$(31,028)	$(6,028)
Net loss (as restated)	—	—	—	—	—	—	—	(10,278)	(10,278)
Balance - June 30, 2022 (as restated)	—	—	—	$—	4,971,667	$479	$24,521	$(41,306)	$(16,306)
Net loss (as restated)	—	—	—	—	—	—	—	(10,508)	(10,508)
Balance - September 30, 2022 (as restated)	—	—	—	$—	4,971,667	$479	$24,521	$(51,814)	$(26,814)

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

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISRAEL ACQUISITIONS CORP

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2023	2022
		(as restated)
Cash Flows from Operating Activities:
Net income (loss)	$4,349,477	$(46,755)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	(1,678,827)	—
Realized gain on marketable securities held in Trust Account	(3,310,607)	—
Excess fair value on transfer of Founder Shares	95,990	—
Changes in operating assets and liabilities:
Prepaid expenses	(200,780)	—
Accounts payable	34,678	—
Accrued expenses	44,974	46,655
Net cash used in operating activities	(665,095)	(100)

Cash Flows from Investing Activities:
Purchase of marketable securities held in Trust Account	(296,560,000)	—
Proceeds from redemption of marketable securities held in Trust Account	149,935,000	—
Reinvestment of marketable securities held in Trust Account	(58,147)	—
Net cash used in investing activities	(146,683,147)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Proceeds from issuance of ordinary shares	141,250,000	—
Proceeds from sale of private placement units	7,625,000	—
Proceeds from promissory note – related party	—	91,710
Payment of promissory note – related party	(237,234)	—
Payment of offering costs	(487,401)	(116,240)
Net cash provided by financing activities	148,150,365	470

Net Change in Cash and Cash Equivalents	802,123	370
Cash and Cash Equivalents - Beginning	8,305	—
Cash and Cash Equivalents - Ending	$810,428	$370

Non-Cash Investing and Financing Activities:
Issuance of promissory note by the Sponsor to pay offering costs	$—	$5,524
Remeasurement of Class A ordinary shares subject to possible redemption	$16,919,175	$—
Deferred underwriter fee payable	$5,406,250	$—
Deferred offering costs included in accrued offering costs	$—	$555,729

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

As of September 30, 2023, the Company had not commenced any operations. All activity through September 30, 2023, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), and, since the completion of the Initial Public Offering, a search for a target to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and dividend income and realized gains and losses on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest and dividend income earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Island law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s rights or warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

In October 2023, Hamas conducted several terrorist attacks in Israel resulting in ongoing war across the country, forcing the closure of many businesses in Israel for several days. In addition, there continue to be hostilities between Israel and Hezbollah in Lebanon and Hamas in the Gaza Strip, both of which resulted in rockets being fired into Israel, causing casualties and disruption of economic activities. In early 2023, there were a number of changes proposed to the political system in Israel by the current government which, if implemented as planned, could lead to large-scale protests and additional uncertainty, negatively impacting the operating environment in Israel. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and/or search for a target company is also not determinable as of the date of these financial statements.

In addition, Management is currently evaluating the impact of the effects of inflation and disruptions in the global supply chain. The specific impact of these ongoing events is not readily determinable as of the date of these financial statements and these financial statements do not include any adjustments that may result from the outcomes of these uncertainties.

Going Concern

As of September 30, 2023, the Company had $810,428 of operating cash and a working capital of $859,901 (excluding cash and marketable securities held in the Trust Account and the deferred underwriter fee payable). The Company classified the Marketable Securities held in Trust Account as a current asset as the Company has less than 12 months from the balance sheet date to consummate a Business Combination, at which point, if the Company did not find a Business Combination partner, the Company would cease to exist and the funds would be liquidated from the Trust Account. The Company classified the Deferred Underwriting Fees Payable as current liabilities as the Company has less than 12 months from the balance sheet date to consummate a Business Combination, at which point, if the Company did not find a Business Combination partner, the Company would cease to exist and the deferred underwriting fees would not be paid as the fees owed are contingent upon a successful Business Combination.

The Company’s liquidity needs through September 30, 2023 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares” and shares thereof, “founder shares”), the Initial Public Offering and the issuance of the Private Units (see Note 3 and Note 4). Additionally, the Company drew on an unsecured promissory note to pay certain offering costs (see Note 4).

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2022 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $810,428 and $8,305 in cash and cash equivalents as of September 30, 2023 and December 31, 2022, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2023, 14,375,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, at redemption value, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

The Class A ordinary shares subject to possible redemption is reflected on the balance sheet at September 30, 2023 as follows:

Gross proceeds from initial public offering	$143,750,000
Less:
Proceeds allocated to public warrants	(354,359)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(8,642,235)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	16,919,175
Class A ordinary shares subject to possible redemption	$151,672,581

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

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance and remeasured at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative financial instruments is evaluated at the end of each reporting period. There were no derivative financial instruments accounted for as liabilities as of September 30, 2023 and December 31, 2022.

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

FASB ASC 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2023. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Net income (loss) per ordinary share is computed by dividing net income (loss) by class by the weighted average number of ordinary shares outstanding during the period. The Company has not considered the effect of the 14,375,000 Public Warrants in the calculation of diluted net income (loss) per share, since the exercise of such warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. Net income (loss) per ordinary share for the three and nine months ended September 30, 2023, was calculated by dividing the net income (loss) into the amount of Class B non-redeemable ordinary shares outstanding as no Class A ordinary shares were issued during that period.

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share for the three months ended September 30, 2023 (in dollars, except share amounts):

Three Months Ended
September 30, 2023
Net income	$1,769,706
Accretion of temporary equity to redemption value	(1,944,687)
Net loss including accretion of temporary equity to redemption value	$(174,981)

	Three Months Ended
	September 30, 2023
			Class B Non-
	Class A Redeemable	Class A Non-redeemable	redeemable
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income by class	$1,276,497	$67,710	$425,499

Less: Accretion allocation based on ownership percentage	$(1,402,711)	$(74,405)	(467,571)
Allocation of accretion of temporary equity to redeemable shares	1,944,687	—	—
Total net income (loss) by class	$1,818,473	$(6,695)	(42,072)

Denominator:
Weighted average shares outstanding	14,375,000	762,500	4,791,667
Basic and diluted net income (loss) per share	$0.13	$(0.01)	(0.01)

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share for the nine months ended September 30, 2023 (in dollars, except share amounts):

Nine Months Ended
September 30, 2023
Net loss from beginning on the year to date of initial public offering	$(6,646)
Net income from date of initial public offering to period end	4,356,123
Total income for the three months ended September 30, 2023	4,349,477
Accretion of temporary equity to redemption value	(16,919,175)
Net loss including accretion of temporary equity to redemption value	$(12,569,698)

	Nine Months Ended
	September 30, 2023
			Class B Non-
	Class A Redeemable	Class A Non-redeemable	redeemable
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss from inception to date of initial public offering	$—	$—	$(6,646)
Allocation of net income from date of initial public offering to period end	3,142,092	166,667	1,047,364
Total income allocated by class	3,142,092	166,667	1,040,718

Less: Accretion allocation based on ownership percentage	$(12,203,879)	$(647,336)	(4,067,960)
Allocation of accretion of temporary equity to redeemable shares	16,919,175	—	—
Total net income (loss) by class	$7,857,388	$(480,669)	(3,027,242)

Denominator:
Weighted average shares outstanding	13,479,853	715,018	4,791,667
Basic and diluted net income (loss) per share	$0.58	$(0.67)	(0.63)

The earnings per share presented in the statement of operations for the three and nine months ended September 30, 2022 is based on the following:

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Net loss	$(10,508)	$(46,755)
Weighted average Class B ordinary shares outstanding	4,791,667	4,791,667
Basic and diluted net loss per share	$(0.00)	$(0.01)

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

An aggregate of $10.20 per Unit sold in the Initial Public Offering is held in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. As of September 30, 2023, $151,672,581 was held in the Trust Account. In addition, $810,428 of operating cash is not held in the Trust Account and is available for working capital purposes.

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Initial Shareholders, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. As of September 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Promissory Note – Related Party

On January 26, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. As of January 18, 2023, the Company had borrowed $237,234 under the Promissory Note. On January 18, 2023 the Company paid $245,540 to the Sponsor, resulting in an overpayment of $8,306 that is recorded as a related party receivable. The Promissory Note was non-interest bearing. As of September 30, 2023 and December 31, 2022, the outstanding balance under the Promissory Note was $0 and $237,234, respectively.

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

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor commencing on the date the securities of the Company are first listed on the Nasdaq Global Market, pursuant to a Registration Statement on Form S-1 filed by the Company with the SEC and continuing until the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation. The Company will pay $10,000 per month to the Sponsor for certain office space, utilities and secretarial and administrative services as may be reasonably required from time to time. As of September 30, 2023, the Company has incurred and accrued $86,129 in accrued expenses related to the agreement. The $30,000 and $86,129 incurred for the three and nine months ended September 30, 2023, respectively, have been included in administrative expense in the statements of operations.

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

Note 6 — Shareholder’s Deficit

Preference shares - The Company is authorized to issue 2,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 762,500 and zero Class A ordinary shares issued or outstanding, excluding 14,375,000 shares of Class A ordinary shares issued and outstanding subject to possible redemption, respectively.

Class B Ordinary shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 4,791,667 Class B ordinary shares issued and outstanding.

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

Note 7 — Fair Value Measurements

At September 30, 2023, the Company’s marketable securities held in the Trust Account were valued at $151,672,581. The cash and marketable securities held in the Trust Account must be recorded on the balance sheet at fair value and are subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The following table presents the fair value information, as of September 30, 2023, of the Company’s financial assets that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s marketable securities held in the Trust Account are based on dividend and interest income and market fluctuations in the value of invested marketable securities, which are considered observable. The fair value of the marketable securities held in trust is classified within Level 1 of the fair value hierarchy.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents(1)	$711,236	$—	$—
Cash and marketable securities held in trust account(2)	$151,672,581	$—	$—
(1)	The fair value of money market funds have been measured on a recurring basis using Level 1 inputs, which are based on unadjusted quoted market prices within active markets.
(2)	The fair value of the marketable securities held in the Trust Account approximates the carrying amount primarily due to their short-term nature.

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

Note 8 — Restatement of Previously Issued Financial Statements (Unaudited)

In connection with the preparation of the Company’s financial statements as of December 31, 2022, management identified an error made in its historical financial statements where, certain accounting costs not direct or incremental to the preparation of the Company’s initial public offering were incorrectly accounted for as offering costs. The Company restated the Balance Sheets, Statements of Operations, and Statements of Cash Flows by reclassifying certain accounting costs not direct or incremental to the preparation of the Company’s initial public offering from deferred offering costs to formation and operating costs for the unaudited interim periods for the nine-months ended September 30, 2022, previously included in the Company’s Registration Statement on Form S-1.

	As Previously
	Reported	Adjustment	As Restated
As of September 30, 2022
Balance Sheet:
Deferred offering costs	602,384	(46,655)	555,729
Accrued offering costs	425,679	(46,655)	379,024
Accrued expenses	—	46,655	46,655
Accumulated deficit	(5,159)	(46,655)	(51,814)

For the nine months ended September 30, 2022
Statement of Operations:
Formation and operating costs	100	46,655	46,755
Net loss	(100)	(46,655)	(46,755)
Basic and diluted net loss per Class B ordinary share	(0.00)	(0.01)	(0.01)
Statement of Cash Flows
Net loss	(100)	(46,655)	(46,755)
Cash flow from operating activities
Accrued expenses	—	46,655	46,655
Supplemental disclosure of non-cash financing activities
Deferred offering costs included in accrued offering costs	602,384	(46,655)	555,729

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the condensed financial statements, other than the below.

On October 16, 2023, the Company entered into a non-binding letter of intent (the “LOI”) with Pomvom Ltd., a company domiciled in Israel, whose shares are listed on the Tel Aviv Stock Exchange regarding the potential consummation of a business combination agreement.

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

On October 16, 2023, the Company entered into a non-binding letter of intent (the “LOI”) with Pomvom Ltd., a company domiciled in Israel, whose shares are listed on the Tel Aviv Stock Exchange regarding the potential consummation of a business combination agreement.

Results of Operations

As of September 30, 2023, we had not commenced any operations. All activity from inception through September 30, 2023 relates to our formation and initial public offering, and, since the completion of the initial public offering, our search for a target to consummate a business combination. We will not generate any operating revenues until after the completion of a business combination, at the earliest. We will generate non-operating income in the form of interest and dividend income from the proceeds derived from the initial public offering and placed in a U.S.-based trust account (the “Trust Account”). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had net income of $1,769,706, which consisted of listing expenses of $5,675, administrative expenses of $31,242, legal and accounting expenses of $84,556, dues and subscriptions expense of $66, and insurance expense of $64,167, offset by interest income, unrealized earnings and dividend income on marketable securities held in the Trust Account of $1,944,687, dividends and interest on cash and cash equivalents of $10,725. For the three months ended September 30, 2022, the Company had net loss of $10,508 consisting of legal and accounting expenses.

For the nine months ended September 30, 2023, we had net income of $4,349,477, which consisted of listing expenses of $16,438, administrative expenses of $192,090, legal and accounting expenses of $328,627, marketing and advertising expense of $3,732, dues and subscriptions expense of $5,914, and insurance expense of $184,221, offset by interest income, unrealized earnings and dividend income on marketable securities held in the Trust Account of $5,047,581, dividends and interest on cash and cash equivalents of $32,918. For the nine months ended September 30, 2022, the Company had net loss of $46,755 consisting of $45,786 in legal and accounting expenses and $969 of formation and operating costs.

Liquidity, Capital Resources and Going concern

As of September 30, 2023, we had $810,428 in cash and cash equivalents held outside of the Trust Account and working capital of $859,901 (excluding cash and marketable securities held in the Trust Account and the deferred underwriter fee payable).

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

For the nine months ended September 30, 2023, net cash used in operating activities was $665,095. Net income of $4,349,477 was adjusted by unrealized gains on marketable securities held in Trust Account of $1,678,827, interest and dividend income on marketable securities held in Trust Account of $3,310,607, excess fair value of founder shares transferred $95,990, and $121,128 changes in operating assets and liabilities. Net cash used in investing activities was $146,683,147 related to the purchase of marketable securities held in Trust Account of $296,560,000, as well as dividends received from and reinvestment of marketable securities of $58,147, offset by proceeds from redemption of marketable securities held in Trust Account of $149,935,000. Net cash provided by financing activities included $141,250,000 of net proceeds from the issuance of ordinary shares and $7,625,000 of proceeds from Private Placement Warrants, offset by $237,234 payment of the outstanding promissory note balance at the date of the Initial Public Offering, and $487,401 payments of deferred offering costs.

As of September 30, 2023, we had marketable securities held in the Trust Account of $151,672,581 (including approximately $4,989,434 of gains on marketable securities) consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less.

As of September 30, 2023, we had cash and cash equivalents of $810,428 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit, at the option of the lender. As of September 30, 2023, we did not have any outstanding working capital loans.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of September 30, 2023.

The underwriters of the Initial Public Offering are entitled to a deferred discount of $0.35 per Unit, or $5,406,250 in the aggregate. The deferred discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates as of September 30, 2023.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2023, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified relates to the fact that we have not yet designed and maintained effective controls relating to the accounting for offering costs related to the Company’s Initial Public Offering. Specifically, certain accounting costs incurred not directly or incrementally related to the Initial Public Offering were incorrectly recorded as deferred offering costs rather than expensed as incurred.

Remediation Plan

Our Chief Financial Officer will perform additional post-closing review procedures including a review of the expenses classified as offering costs.

Changes in Internal Control over Financial Reporting

Other than the remediation plan, as set forth above, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1.A. Risk Factors

There have been no material changes to the Risk Factors previously disclosed in Item 1A. to Part I of our Annual Report, with the exception of the risk factor below. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Conditions in Israel may materially and adversely affect the business of our potential acquisition targets and our search for a business combination.

Our potential acquisition targets may have a significant number of employees located in Israel. As a result, political, economic and military conditions in Israel may directly affect the business of our potential acquisition targets. In October 2023, Hamas conducted several terrorist attacks in Israel resulting in ongoing war across the country, forcing the closure of many businesses in Israel for several days. In addition, there continue to be hostilities between Israel and Hezbollah in Lebanon and Hamas in the Gaza Strip, both of which resulted in rockets being fired into Israel, causing casualties and disruption of economic activities. In early 2023, there were a number of changes proposed to the political system in Israel by the current government which, if implemented as planned, could lead to large-scale protests and additional uncertainty, negatively impacting the operating environment in Israel. Uprisings in various countries in the Middle East over the last few years have also affected the political stability of those countries and have led to a decline in the regional security situation. Such instability may also lead to deterioration in the political and trade relationships that exist between Israel and these countries. Any armed conflicts, terrorist activities or political instability involving Israel or other countries in the region could adversely affect the business, results of operations, financial condition, cash flows and prospects of our potential acquisition targets and our search for a business combination. Although the Israeli Government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot ensure our stockholders that this coverage will be maintained or will be adequate in the event we submit a claim.

A number of countries, principally in the Middle East, still restrict doing business with Israel and Israeli companies, and additional countries may impose restrictions on doing business with Israel and Israeli companies if hostilities in Israel or political instability in the region continue or intensify. In addition, there have been increased efforts by activists to cause companies and consumers to boycott Israeli goods based on policies promulgated by the Israeli Government. Such boycotts, particularly if they become more widespread, may adversely impact the business of our potential acquisition targets.

The operations of our potential acquisition targets could also be disrupted by the absence for significant periods of one or more key employees or a significant number of other employees because of military service. Our potential acquisition targets’ employees in Israel may be obligated to perform military reserve duty, which generally accumulates over a period of three years, from several days to up to a maximum of 84 days (and up to 108 days, in special circumstances specified under applicable law). In certain emergency circumstances, employees may be called to immediate and unlimited active duty in the Israeli armed forces. In response to the terrorist attacks in October 2023, our potential acquisition targets' employees in Israel may have been activated for military duty and additional employees may also be activated if the war in Israel continues. While our potential acquisition targets may have business continuity plans in place to address the military call-ups, any of these circumstances could have a material adverse effect on business, results of operations, financial condition, cash flows and prospects of our potential acquisition targets.

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

ISRAEL ACQUISITIONS CORP

Date: November 13, 2023	By:	/s/ Ziv Elul
	Name:	Ziv Elul
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Sharon Barzik Cohen
	Name:	Sharon Barzik Cohen
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)