Form 10-K
period 2023-12-31
Israel Acquisitions Corp
filed 2024-03-28
CIK 1915328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2023

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (17 CFR §232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the ordinary shares held by non-affiliates of the registrant, computed as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), was $149,643,750.

As of March 28, 2024, there were 8,022,115 Class A ordinary shares, par value $0.0001 per share issued and outstanding.

Documents incorporated by reference: NONE

2

CERTAIN DEFINED TERMS

Unless otherwise stated or unless the context otherwise requires, the terms “we,” “us,” “our,” “IAC” or the “Company” refer to Israel Acquisitions Corp, an exempted limited company incorporated in the Cayman Islands. In this Annual Report on Form 10-K, unless the context otherwise requires, references to:

●	“amended and restated memorandum and articles of association” are to the Third Amended and Restated Memorandum and Articles of Association that the company adopted by special resolution and at an extraordinary general meeting of the shareholders on January 8, 2024;
●	“Annual Report on Form 10-K” are to this Annual Report on Form 10-K for the fiscal year ended December 30, 2023;
●	“BTIG” are to BTIG, LLC the representative of the underwriters;
●	“Business Combination Agreement” are to that certain business combination agreement entered into on January 2, 2024 by and between the Company and Pomvom;
●	“Class A ordinary shares” are to our Class A ordinary shares, par value $0.0001 per share;
●	“Class B ordinary shares” are to our Class B Ordinary shares, par value $0.0001 per share;
●	“Companies Act” are to the Companies Act (2022 Revision) of the Cayman Islands as the same may be amended from time to time;
●	“founder shares” are to our Class B ordinary shares initially issued to the Sponsor in a private placement prior to the Initial Public Offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares are not “public shares”);
●	“Initial Public Offering” are to our initial public offering of 14,375,000 units, at a price of $10.00 per unit, including the issuance of 1,875,000 units as a result of the underwriter’s exercise of its over-allotment option in full, which we consummated on January 18, 2023, generating gross proceeds to us of $143,750,000;
●	“initial shareholders” are to our Sponsor and any other holders of our founder shares prior to the Initial Public Offering (or their permitted transferees);
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“management” or our “management team” are to our officers and directors;
●	“ordinary shares”or “IAC ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;
●	“Pomvom” means Pomvom Ltd., a company organized under the laws of the State of Israel;
●	“private placement shares” are to the Class A ordinary shares sold as part of the private placement units;
●	“private placement units” are to the units issued to the Sponsor, BTIG, Exos Capital LLC, and Jones Trading Institutional Services LLC in a private placement simultaneously with the closing of the Initial Public Offering, which private placement units are identical to the units sold in the Initial Public Offering, except that the private placement units are subject to certain limited exceptions as described in this Annual Report on Form 10-K;
●	“private placement warrants” are to the warrants sold as part of the private placement units;

●	“public shareholders” are to the holders of our public shares, including the Sponsor and management team to the extent the Sponsor and/or members of our management team purchase public shares, provided that the Sponsor’s and each member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;
●	“public shares” are to our Class A ordinary shares sold as part of the units in Initial Public Offering (whether they were purchased in the Initial Public Offering or thereafter in the open market);
●	“public warrants” are to our redeemable warrants sold as part of the units in the Initial Public Offering (whether they were purchased in the Initial Public Offering or thereafter in the open market, including warrants that may have been acquired by the Sponsor or its affiliates in the Initial Public Offering or thereafter in the open market);
●	“SPAC” means a special purpose acquisition company;
●	“Sponsor” are to Israel Acquisitions Sponsor LLC, a Delaware limited liability company;
●	“Team” are to our management team, directors, and advisors;
●	“trust account” are to the U.S.-based trust account at J.P. Morgan Chase Bank, N.A. maintained by American Stock Transfer & Trust Company, acting as trustee, which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company;.
●	“underwriters” are to BTIG, LLC, Exos Securities LLC and JonesTrading Institutional Services LLC, the underwriters in the Initial Public Offering; and
●	“warrants” are to our public warrants and private placement warrants.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Investors are cautioned that statements that are not strictly historical statements of fact constitute forward-looking statements, including, without limitation, statements under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and are identified by words like “believe,” “expect,” “may,” “will,” “should,” “seek,” “anticipate,” or “could” and similar expressions. Forward looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account (as described herein) or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance.

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

ITEM 1.BUSINESS

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

On January 2, 2024, we entered into the Business Combination Agreement with Pomvom Ltd. (“Pomvom”). Pomvom is a technology company that develops experiential content to amusement parks and attractions globally, replacing operative physical solutions and serves many of the largest theme park and attraction operators globally, including, parent companies Six Flags, Warner Bros., and Merlin Entertainment. Pomvom’s planned launch of digital content across its partner sites is expected to leverage its new online platform and accelerate long-term growth in the future.

Overview

Our business strategy is focused on identifying Israeli technology companies that would benefit from our expertise and create long-term value, although our efforts to identify a prospective business combination target will not necessarily be limited to a particular industry, sector or region.

The technology industry as a whole experienced an unprecedented acceleration of its growth during the coronavirus (“COVID-19”) pandemic as more businesses adopted new and innovative ways of doing business and more consumers rapidly adopted digital platforms to consume products and services.

We believe that Israel holds numerous public-ready technology companies that are positioned for high-growth, as evidenced by the number of Israeli companies listed on Nasdaq and “Unicorns” (companies with a valuation of $1 billion or greater) that originated in Israel. For a country about the size of New Jersey, Israel has an outsized influence on the US stock market. More than 100 Israeli companies are listed on US exchanges, with a combined market cap of more than $150 billion – Israel has the fourth most companies listed on the Nasdaq after the United States, Canada and China (as of October 17, 2023).

In 2023, Israeli tech companies continued to attract major investment. According to IVC-LeumiTech’s report covered by Crowdfund Insider, Israeli companies managed to raise approximately $6.9 billion from investors through 392 different deals. We believe that Israel’s tech ecosystem remains strong and offers great opportunities for investors. The resilience and ongoing success of the Israeli tech market reflect the attractive opportunity for tech investment.

Our objective is to generate attractive returns and create value for our shareholders by capitalizing on the expertise of our Team. Our Team has an extensive track record of identifying and selecting successful targets, closing investments and merger and acquisition transactions, and increasing the value of companies post-investment or post-transaction. They have excellent access to the Israeli technology ecosystem, through personal relationships with “C” suite executives, venture capital and private equity directors and others involved with dozens of companies meeting our investment objectives and criteria. We intend to leverage their significant contacts and experience to identify, evaluate and acquire a target business. We maintain an Internet website at https://israelacquisitionscorp.com/.

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

Business Combination Agreement – Proposed Busines Combination with Pomvom

On January 2, 2024, we entered into the Business Combination Agreement with Pomvom, pursuant to which, among other things and subject to the terms and conditions contained therein (i) Pomvom will cause a company organized under the laws of the State of Israel and wholly owned by a trustee (the “NewPubco”) to be formed, (ii) Pomvom will cause a Cayman Islands exempted company and wholly owned, direct subsidiary of NewPubco (“Merger Sub”) to be formed, (iii) Pomvom will cause NewPubco and Merger Sub to become a party to the Business Combination Agreement by delivering a joinder to the Business Combination Agreement, (iv) Pomvom will effect the Share Split (as defined below), (v) NewPubco, the shareholders of Pomvom and the holders of equity awards of Pomvom will effect the Equity Exchange (as defined below), and (vi) Merger Sub will merge with and into the Company, with the Company surviving the merger as a direct wholly owned subsidiary of NewPubCo (the “Merger”). The collective transactions referenced in (i)-(vi) are hereinafter referred to as the “Transactions”. The terms of the Business Combination Agreement, which contain customary representations and warranties, covenants, closing conditions, termination provisions, and other terms relating to the Merger, are summarized below. Capitalized terms used but not defined herein shall have the meanings ascribed thereto in the Business Combination Agreement.

Share Split and Equity Exchange

Prior to the closing of the Transactions (the “Closing”), Pomvom will effect a share split under which each ordinary share of Pomvom issued and outstanding will be split into a number of ordinary shares determined by multiplying each such ordinary share of Pomvom by the Split Factor (the “Share Split”).

Under the Business Combination Agreement, holders of Pomvom equity interests are expected to receive approximately $125,000,000 (the “Pomvom Equity Value”) in aggregate consideration in the form of NewPubco Ordinary Shares, equal to the quotient obtained by dividing (a) the Pomvom Equity Value by (b) the fully diluted number of Pomvom ordinary shares (including ordinary shares issuable upon exercise, vesting and settlement of Pomvom options and Pomvom restricted stock units).

Immediately after the Share Split, and prior to the effective time of the Merger, upon the terms and subject to the conditions of the Business Combination Agreement, NewPubco, the Pomvom’s shareholders and the holders of Pomvom’s equity awards will effect an equity exchange (the “Equity Exchange”) pursuant to which, (a) each ordinary share of Pomvom issued and outstanding immediately prior to the Equity Exchange will automatically be exchanged for a number of NewPubco Ordinary Shares equal to the quotient obtained by dividing (1) the aggregate number of NewPubco Ordinary Shares issuable to Pomvom shareholders by (2) the total number of (x) issued and outstanding Pomvom Ordinary Shares plus (y) the total number of Pomvom Ordinary Shares issuable upon exercise, vesting and/or settlement of all Pomvom Options and Pomvom RSUs (in each case, whether or not vested or currently exercisable). (“Pomvom Exchange Ratio”), (b) each option of Pomvom that is issued and outstanding prior to the Equity Exchange Effective Time will automatically be exchanged for an option granted by NewPubco to acquire such number of NewPubco Ordinary Shares equal to the number of ordinary shares of Pomvom subject to such option, multiplied by the Pomvom Exchange Ratio, with an exercise price per share equal to the exercise price per share of such option in effect immediately prior to the Equity Exchange Effective Time, divided by the Pomvom Exchange Ratio, (c) each unit or award pursuant to which the holder is or may become entitled to acquire one or more ordinary shares of Pomvom (or the cash equivalent thereof) will automatically be exchanged for a restricted stock unit award granted by NewPubco to receive such number of NewPubco Ordinary Shares equal to the number of ordinary shares of Pomvom subject thereof immediately prior to the Equity Exchange Effective Time, multiplied by the Pomvom Exchange Ratio, and (d) each dormant share (menayah redumah) of Pomvom under Israeli Law will not be exchanges and will continue to be a dormant share.

Merger and Merger Consideration

Under the Business Combination Agreement, at the Merger Effective Time, (a) each IAC unit will be automatically detached and the holder will be deemed to hold one IAC Class A ordinary share and one IAC public warrant, (b) each founder share will automatically be converted into one IAC Class A ordinary share and each IAC founder share will no longer be outstanding and will be automatically cancelled, (c) each IAC Class A ordinary share issued and outstanding prior the Merger Effective Time will automatically be cancelled in exchange for the right to receive one NewPubco Ordinary Share for each IAC Class A ordinary share, (d) each IAC warrant that is outstanding and unexercised immediately prior to the Merger Effective Time will cease to represent an IAC warrant in respect of IAC ordinary shares and will be assumed by NewPubco and automatically converted into a warrant to acquire NewPubco Ordinary Shares, (e) any IAC ordinary share owned by IAC as treasury shares or by a subsidiary of IAC immediately prior to the Merger Effective Time will be automatically cancelled and will cease to exist without any conversion or payment therefor, (f) each IAC ordinary share subject to redemption rights issued and outstanding immediately prior to the Merger Effective Time will be automatically cancelled and cease to exist and will thereafter represent only the right to be paid a pro rata share of the redemption amount in accordance with our amended and restated articles of association, (g) each IAC ordinary share issued and outstanding prior to the Merger Effective Time for which any IAC shareholder had validly exercised their dissenters’ rights will not be exchanged for one NewPubco Ordinary Share and will be automatically cancelled and will thereafter represent only the right to be paid the fair value of such shares and any other rights granted by the Cayman Companies Law, and (h) each ordinary share of Merger Sub issued and outstanding immediately prior to the Merger Effective Time will be converted into one ordinary share of the surviving company.

Representations and Warranties

The Business Combination Agreement contains representations and warranties of the parties thereto that are customary for transactions of this type, including representations and warranties relating to (a) entity organization, formation and authority, (b) capital structure, (c) authorization to enter into the Business Combination Agreement, (d) legal compliance and approvals, (e) financial statements and liabilities, (f) consents and requisite governmental approvals, (g) material contracts, (h) absence of changes, (i) litigation, (j) compliance with applicable laws, (k) labor matters and employees benefit plans, (l) environmental matters, (m) intellectual property and privacy, (n) insurance, (o) taxes, (p) real and personal property, and (q) transactions with affiliates, and with respect to IAC only, (i) public filings, (ii) investment company act and (iii) trust account.

Non-Survival

None of the representations, warranties, covenants, obligations or other agreements in the Business Combination Agreement or in any certificate or instrument delivered pursuant to the Business Combination Agreement, including any rights arising out of any breach of such representations, warranties, covenants, agreements and other provisions, will survive the Closing and all such representations, warranties, covenants or other agreements will terminate and expire upon the occurrence of the Closing (and there will be no liability after the Closing in respect thereof), except for those covenants and agreements contained therein that by their terms expressly apply in whole or in part after the Closing and then only with respect to any breaches occurring after the Closing.

Conditions to Consummation of the Agreement

Mutual Conditions to Closing

The consummation of the Transactions is conditioned upon, among other things, (a) receipt of Pomvom’s equityholder approval, (b) the absence of any governmental order, statute, rule or regulation enjoining or prohibiting the consummation of the Transactions, (c) receipt of IAC’s shareholder approval, (d) receipt of Israeli Securities Law Approvals, (e) receipt of Section 350 Approval, (f) receipt of the Israeli Tax Ruling and (g) the expiration or termination of the waiting period under the Hart-Scott-Rodino Act,

IAC’s Conditions to Closing

The obligations of IAC to consummate the Transactions are conditioned upon, among other things, customary closing conditions, including no Pomvom Material Adverse Effect having occurred.

Pomvom’s Conditions to Closing

The obligations of Pomvom to consummate the Transactions are also conditioned upon, among other things, customary closing conditions, including, without limitation, (a) Aggregate Transaction Proceeds being greater than or equal to $20,000,000 (“Minimum Cash Condition”); provided, that this condition can be waived by Pomvom pursuant to the terms and subject to the conditions set forth in Section 6.3(d) of the Agreement, and (b) no IAC Material Adverse Effect having occurred.

Termination

The Business Combination Agreement allows the parties to terminate the Business Combination Agreement if specified customary conditions described in the Business Combination Agreement are not satisfied, subject to certain limited exceptions, and also if the Transactions have not been consummated by September 30, 2024; provided, that such termination date will be automatically extended to (a) October 31, 2024 if a registration statement on Form F-4 is initially filed after February 14, 2024, and (b) December 15, 2024, if the irrevocably committed amount of the Aggregate Transaction Proceeds is more than the Minimum Cash Condition.

The Business Combination Agreement also allows the parties to terminate the Business Combination Agreement if (a) any Governmental Entity takes action prohibiting the Transactions, (b) if IAC Shareholder Approval is not obtained, and (c) if Pomvom Equityholder Approval is not obtained.

The Business Combination Agreement also allows Pomvom to terminate the Business Combination Agreement if by June 30, 2024, and based on the status of the PIPE Financing and Equity Financing, the irrevocably committed aggregate amount of the PIPE Financing plus the Equity Financing is less than $5,000,000; provided, however, that if potential investors have presented Pomvom with one or more term sheets for aggregate PIPE Financing and Equity Financing on terms that IAC reasonably and in good faith believes to be “market” equal to or in excess of $5,000,000 prior to June 30, 2024, and Pomvom has, acting reasonably and in good faith, refused to accept such term sheet(s) (which, for the avoidance of doubt, a reasonable and good faith refusal by Pomvom will specifically include accepting any such terms sheet(s) that materially and adversely affects the financial position of Pomvom), then Pomvom will not be entitled to terminate the Business Combinaiton Agreement under this circumstances.

If the Business Combination Agreement is validly terminated, none of the parties to the Business Combination Agreement will have any liability or any further obligation under the Agreement, with the exception of (a) the confidentiality obligation set forth in Section 5.3(a) and Section 7.2 of the Business Combination Agreement and (b) that certain Non-Disclosure Agreement, dated as of February 8, 2023, by and between Pomvom and IAC.

Lastly, IAC and Pomvom, may terminate the Business Combination Agreement at any time prior to the Closing in order to enter into a definite agreement with respect to a Superior Proposal in accordance with the terms of the Business Combination Agreement. In this event, the terminating party will pay, or cause to be paid, to the other party within 30 days of such termination a termination fee equal to $10,000,000.

Agreements Entered Into in Connection with the Business Combination Agreement

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Sponsor, IAC and Pomvom entered into a sponsor support agreement (the “Sponsor Support Agreement”) whereby the Sponsor has agreed, among other things to (a) vote in favor of the Business Combination Agreement and the Transactions on the terms and subject to the conditions set forth in the Sponsor Support Agreement and (b) irrevocably forfeit and surrender a number of ordinary shares of NewPubco equal to (i) the amount of the Transaction Expenses Cap Excess divided by (ii) $10.00, to NewPubco for no consideration.

The Sponsor also agreed that it will not (a) transfer any of the IAC founder shares or grant any security interest in the IAC founder shares pursuant to the Sponsor Support Agreement or to another shareholder of IAC, (b) deposit any IAC founder shares into a voting trust or enter into a voting arrangement that is inconsistent with the Sponsor Support Agreement or (c) enter into any arrangement with respect to the acquisition or sale of any of the IAC founder shares. The Sponsor has also agreed to waive its rights to the treatment of its IAC founder shares and to not participate in any redemption by tendering or submitting any IAC ordinary shares held by the Sponsor for redemption.

Transaction Support Agreement

Concurrently with the execution of the Business Combination Agreement, Pomvom, IAC and certain Pomvom shareholders (the “Supporting Pomvom Shareholders”), entered into transaction support agreements (the “Transaction Support Agreements”), whereby, among other things, each of the Supporting Pomvom Shareholders, separately and independently, has agreed to (a) vote, at any meeting of Pomvom shareholders and in any action by written consent of the Pomvom shareholders, all of their Pomvom equity securities (i) in favor of the Business Combination Agreement and the Transactions and (ii) against any action, agreement or transaction or proposal that would reasonably be expected to result in a breach of any covenant, representation or warranty or any other obligation or agreement of Pomvom under the Business Combination Agreement or that would reasonably be expected to result in the failure of the Transactions from being consummated and (b) not to commit or agree to take any action inconsistent with the foregoing. The Transaction Support Agreements also include customary representations and warranties as to (a) organization; due authorization, (b) ownership (c) no conflicts (d) litigation and (e) acknowledgement. The Transaction Support Agreements will automatically terminate upon the earlier of the (a) Closing and (b) the termination of the Business Combination Agreement. The Supporting Pomvom Shareholders also entered into customary transfer of share provisions, closing conditions and other terms as described in the Transaction Support Agreements.

Registration Rights and Lock-Up Agreement

Concurrently with the Closing, NewPubco, IAC, specified Pomvom shareholders and the Sponsor will enter into a registration rights and lock-up agreement (the “Registration Rights and Lock-Up Agreement”), in form agreed to concurrently with the execution of the Business Combination Agreement, whereby NewPubco agreed to file a shelf registration statement to permit the public resale of the registrable securities defined therein within sixty (60) days after the Closing Date. Pursuant to the Registration Rights and Lock-Up Agreement, any holder of registrable securities may request to sell all or any portion of their registrable securities in an underwritten offering provided that the aggregate gross proceeds are in excess of $20,000,000. The Registration Rights and Lock-Up Agreement also provides that the parties thereto will be granted customary demand and piggyback registration rights with respect to Class A ordinary shares issued by NewPubco at Closing and will have agreed to customary lock-up restrictions for a period of one year following the Closing, with such shares being released from lock-up in twelve monthly increments following such one year period, subject to earlier release if specified share price hurdles are achieved.

Extension of Termination Date

Under the second amended and restated memorandum and articles of association that the Company adopted in connection with the IPO (the “Second Amended and Restatement Memorandum and Articles of Association”), the Company had until twelve (12) months following the IPO (January 18, 2024) to complete an initial business combination (or up to July 18, 2024 if the Company extended the period to complete an initial business combination by up to two three (3) month periods). On January 8, 2024, by special resolution and at an extraordinary general meeting of shareholders, the Company (i) entered into an amendment (the “Trust Agreement Amendment”) to the Invest Management Trust Agreement dated as of January 12, 2023 (the “Trust Agreement”), with Equiniti Trust Company, LLC (f/k/a American Stock Transfer & Trust Company) (the “Trustee”) and (ii) amended the Company’s Second Amended and Restated Memorandum and Articles of Association, in its entirety, by adopting the Company’s Third Amended and Restated Memorandum and Articles of Association, pursuant to which the Company may extend the date by which the Company must consummate an initial business combination( (the “Termination Date”) from 12 months from the closing of the Initial Public Offering (January 18, 2024) up to twelve (12) times (each, an “Extension”) to January 18, 2025, with each Extension comprised of one month. Pursuant to the Trust Agreement Amendment, the Company can extend the Termination Date by providing five days’ advance notice to the Trustee prior to the applicable Extension and depositing into the Trust Account the lesser of (i) $50,000 or (ii) $0.02 per Public Share, multiplied by the number of Public Shares that remain outstanding by the end of the then-current extended period, by the date of such Extension.

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

Aaron Greenberg serves as a member of our advisory board. Mr. Greenberg has spent his career on Wall Street with experience across a variety of areas including investing, banking, trading, regulatory, risk, strategy and tax. Currently, Mr. Greenberg serves as the Chief Strategy Officer of Nayax (Nasdaq: NYAX), and is the managing partner of Tiberius Capital Markets, a division of Arcadia Securities (“Tiberius”), a strategic advisory and M&A practice. Prior to Tiberius, Mr. Greenberg served on the investment team of Lucerne Capital Management, a 20-year-old hedge fund specializing in European mid-cap equities. Concurrently, Mr. Greenberg was Chief Strategy Officer of European Sustainable Growth Acquisition Corp., a U.S.-listed SPAC focused on ESG investing in Europe. Prior to this, Mr. Greenberg held various positions at Wells Fargo Bank and its affiliates, most recently as a portfolio manager evaluating operational inefficiencies and credit policy within the Corporate Investment Bank (CIB). Mr. Greenberg holds a Bachelor of Arts in Economics and History from Yale University.

Opportunity

The technology industry as a whole experienced an unprecedented acceleration of its growth during the COVID-19 pandemic as more businesses adopted new and innovative ways of doing business and more consumers rapidly adopted digital platforms to consume products and services.

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

Favorable Market Dynamics

In recent years Israel’s technology sector has been going through a dramatic uplift and rapidly shifting from “Start-Up Nation” to the “Scale-Up Nation.” Many of growth-stage Israeli companies have emerged in recent years and are attracting billions of dollars in investments from foreign (primarily U.S.) investors, through M&A’s and IPO’s.

In 2023, the Israeli high-tech sector navigated significant challenges but showed remarkable resilience.

With the proposed judicial reform mid-year causing domestic tension, the attack on October 7, and the ensuing war against Hamas - all against a background of global macroeconomic contraction - there have been obvious declines in venture capital investments.

Israel experienced both a sharper increase in private funding between 2018 and 2021 (+303%) and subsequently a sharper decrease between 2021 and 2023 (-73%) compared to other regions. In the U.S., for example, it was +134% / -51% respectively. Compared to 2018, Israel and the U.S. are up 9% and 14% respectively.

In 2023, M&A capital proceeds summed up to $9.77 billion, only 22% below 2022 amount. This was mostly due to the M&As over $100 million each, which amounted to $8.95 billion this year. The most prominent was the acquisition of Imperva by Thales for $3.6 billion in Q3/2023. Only four Israeli high-tech companies went public in 2023, continuing the downtrend from 2022.

In 2023, there were 54 public funding rounds totaling $1.9 billion, which is a 27% reduction in rounds and a 40% reduction in total amount compared to last year. Four Israeli high-tech IPOs were performed at US Stock markets.

Public Companies’ Performance

Given 2019 as a starting point, Israeli technology companies for the most part follow Nasdaq trends. Towards the end of 2020, Israeli companies started outperforming Nasdaq as the COVID-19 pandemic was contained faster. Their performance peaked in early 2021 when Israel became the first country to reopen after the pandemic.

In 2022, both the U.S. tech market and the Israeli tech market were negatively impacted by rising interest rates, high inflation, and recession fears, with Israeli companies experiencing a steeper decline. At the end of 2022, the U.S. tech market started to recover and the rise of Gen AI started - and will continue to grow in 2023. Israel tech companies did not experience that recovery and remained mostly stable, likely due to local political turbulence.

In October 2023, both U.S. and Israel markets experienced a drop, which was more prominent in Israel, due to the war that started on October 7th between Israel and Hamas.

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

Because we believe that certain technology sectors present particularly attractive growth opportunities, we intend to focus primarily on companies in the following technology sectors:

●	Cloud computing;
●	Cybersecurity;
●	Deep or hard technology;
●	E-commerce;
●	EV technology;
●	Energy technology;
●	Financial Technology (“FinTech”);
●	Food and agriculture technology;
●	Gaming;
●	Quantum computing; and
●	Space and satellite technology.

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

●	Enterprise values of between $800 million and $1.5 billion — The valuation will reflect a discount to the valuation of comparable public companies in the sector with similar metrics, such as revenues, EBITDA, market share and growth.
●	High growth and strong pipeline — We intend to focus on companies with double-digit growth in revenues per annum over a minimum 3-year period, featuring a disruptive technology, high market acceptance, and a large addressable market.
●	International operations and global focus — As the Israeli local market is a small one in most sectors, we are targeting a global player in the making, focusing on companies that already have a significant presence in global markets, with over 50% of revenue generated outside of Israel.
●	Strong management team focused on growth — We intend to pursue a business combination with a company that has a committed and strong leadership team with a proven track record of success in driving growth and profitability in the tech industry, impeccable reputation, and whom we know and trust through our Team’s network of relationships in Israel.
●	Demonstrated ability to execute — We are focused on target company management with a proven record of success, either from managing companies and bringing them to exceptional liquidity events for their investors or through operational success, such as growing companies from early stages to achieving competitive metrics in their sectors with regards to disruptive technology, sizable global markets, company growth, revenues, and profit.
●	Ability to accelerate growth through increased access to public capital — We intend to pursue an initial business combination with a company that has a solid business plan and the need for capital to support significant growth available through a business combination with us and access to broader capital markets as a public company.

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

Although our management will assess the risks inherent in a particular target business with which we may combine in an initial business combination, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

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

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

Following an initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

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

Under the Nasdaq’s listing rules, shareholder approval would typically be required for our initial business combination if, for example:

●	We issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then-outstanding (other than in a public offering);
●	Any of our directors, officers or substantial security holder (as defined by the Nasdaq rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 1% or more (or 5% or more if the related party involved is classified as such solely because such person is a substantial security holder); or
●	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

●	the expected cost of holding a shareholder vote;
●	the risk that the shareholders would fail to approve the proposed business combination;
●	other time and budget constraints of the company; and
●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

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

See “Business—Effecting Our Initial Business Combination—Permitted Purchases and Other Transactions with Respect to Our Securities” for a description of how our Sponsor, directors, officers, advisors or their affiliates will select which shareholders to purchase securities from in any private transaction. The purpose of any such transaction could be to (i) increase the likelihood of closing the initial business combination, (ii) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (iii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

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

Redemption Rights for Public Shareholders upon the Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of our initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.20 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if an initial business combination does not close. The Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 18, 2024 (or January 18, 2025, if we extend the time to complete a business combination as described in this Annual Report on Form 10-K) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

Limitations on Redemptions

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). However, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we maintain a listing for our securities on the Nasdaq, we will be required to comply with the Nasdaq rules.

If we hold a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and
●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon the completion of our initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, the Sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. As a result, in addition to our initial purchaser’s founder shares, we would need 4,410,417 or approximately 31.6% (assuming all issued and outstanding shares are voted), or no additional shares (assuming only the minimum number of shares representing a quorum are voted), of the 14,375,000 public shares sold in the Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, the Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 18, 2024 (or January 18, 2025, if we extend the time to complete a business combination as described in this Annual Report on Form 10-K) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about our initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

If our initial business combination is not approved or completed for any reason, we may continue to try to complete a business combination with a different target until by April 18, 2024 (or January 18, 2025, if we extend the time to complete a business combination as described in this Annual Report on Form 10-K) (the “Combination Period”).

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we had 12 months from the closing of our Initial Public Offering (January 18, 2024) (or up to 24 months from the closing of the Initial Public Offering (January 18, 2025, if we extend the time to complete a business combination as described in this Annual Report on Form 10-K) to consummate an initial business combination. If we have not consummated an initial business combination within such period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights or warrants, which will expire worthless if we fail to consummate an initial business combination by April 18, 2024 (or January 18, 2025, if we extend the time to complete a business combination as described in this Annual Report on Form 10-K). Our amended and restated memorandum and articles of association will provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

The Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination by April 18, 2024 (or January 18, 2025, if we extend the time to complete a business combination as described in this Annual Report on Form 10-K) (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed timeframe).

The Sponsor and our officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 18, 2024 (or January 18, 2025, if we extend the time to complete a business combination as described in this Annual Report on Form 10-K) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares, subject to the limitations described herein. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by the Sponsor, any executive officer or director, or any other person.

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

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by April 18, 2024 (or January 18, 2025, if we extend the time to complete a business combination as described in this Annual Report on Form 10-K), (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 18, 2024 (or January 18, 2025, if we extend the time to complete a business combination as described in this Annual Report on Form 10-K) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by April 18, 2024 (or January 18, 2025, if we extend the time to complete a business combination as described in this Annual Report on Form 10-K), with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Comparison of Redemption or Purchase Prices in Connection with Our Initial Business Combination and If We Fail to Complete Our Initial Business Combination.

The following table compares the redemptions and other permitted purchases of public shares that may take place in connection with the completion of our initial business combination and if we have not consummated an initial business combination by April 18, 2024 (or January 18, 2025, if we extend the time to complete a business combination as described in this Annual Report on Form 10-K):

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

If we have not consummated an initial business combination by April 18, 2024 (or January 18, 2025, if we extend the time to complete a business combination as described in this Annual Report on Form 10-K), we will redeem all public shares at a per-share price, payable in cash, equal to the aggregate amount, then on deposit in the trust account (which is initially anticipated to be $10.20 per public share), including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares.

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

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contains provisions designed to provide certain rights and protections relating to our Initial Public Offering that will apply to us until the completion of our initial business combination. These provisions cannot be amended without a special resolution under Cayman Islands law. As a matter of Cayman Islands law, a resolution is deemed to be a special resolution where it has been approved by either (i) the affirmative vote of at least two-thirds (or any higher threshold specified in a company’s articles of association) of a company’s shareholders entitled to vote and so voting at a general meeting for which notice specifying the intention to propose the resolution as a special resolution has been given; or (ii) if so authorized by a company’s articles of association, by a unanimous written resolution of all of the company’s shareholders entitled to vote at a general meeting. Other than as described in our final prospectus filed with the SEC on January 17, 2023, our amended and restated memorandum and articles of association provide that special resolutions must be approved either by at least two-thirds of our shareholders who attend and vote at a general meeting of the company (i.e., the lowest threshold permissible under Cayman Islands law), or by a unanimous written resolution of all of our shareholders entitled to vote at a general meeting.

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

ITEM 1A.RISK FACTORS

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

Summary Risk Factors

The following is a summary of the more significant risks facing our Company:

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

●	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Management has determined there is substantial doubt as to our ability to continue as a going concern.
●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.
●	Our public shareholders may not be afforded an opportunity to vote on the option to extend the period of time to consummate our initial business combination.
●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	If we seek shareholder approval of our initial business combination, the Sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
●	Conditions in Israel may materially and adversely affect the business of our potential acquisition targets and our search for a business combination.
●	We may not be able to consummate an initial business combination by April 18, 2024, in which case (unless such date is extended up to 24 months from the date of the IPO to January 18, 2025) we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Risks Relating to our Securities

●	The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.20 per share.
●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.
●	The nominal purchase price paid by the Sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.
●	The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share.
●	Unlike some other similarly structured blank check companies, the Sponsor will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.
●	We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then-outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.
●	We have identified a material weakness in our internal control over financial reporting during the year ended December 31, 2022 related to the fact that the Company has not yet designed and maintained effective controls relating to the accounting for offering costs related to the Company’s initial public offering. The material weakness continues to exist as of December 31, 2023. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

Risks Relating to the Sponsor and Management Team

●	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.
●	Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
●	The officers and directors of an acquisition candidate may resign upon the completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.
●	Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

●	Our management may not be able to maintain control of a target business after our initial business combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

●	Our strategy is focused on pursuing an acquisition of Israeli technology companies. If we pursue a target company with operations or opportunities outside of the United States, including in Israel, for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.
●	After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in any such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.
●	We may face risks related to companies in the Israeli technology industry.
●	If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.
●	Exchange rate fluctuations and currency policies may diminish a target business’ ability to succeed in the international markets.
●	Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

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

Management has determined there is substantial doubt as to our ability to continue as a going concern.

As of December 31, 2023, we had $671,628 in operating cash and a working capital deficit of $554,474. Further, we have incurred and expect to continue to incur significant costs in pursuit of an initial business combination. Management’s plans to address this need for capital are discussed in the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report on Form 10-K do not include any adjustments that might result from our inability to continue as a going concern.

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

If we anticipate that we may not be able to consummate our initial business combination by April 18, 2024, we may, but are not obligated to, extend the period of time to consummate a business combination up to a total of twelve (12) times by an additional month each time (each such month a “Funded Extension Period”); so long as we provide five days’ advance notice to the Trustee prior to the applicable Extension and depositing into the Trust Account the lesser of (i) $50,000 or (ii) $0.02 per Public Share, multiplied by the number of Public Shares that remain outstanding by the end of the then-current extended period, by the date of such Extension pursuant to the terms of our amended and restated memorandum and articles of association and the Trust Agreement, as amended. Our public shareholders will not be entitled to vote or redeem their shares in connection with any such extension. As a result, we may effect such an extension even if a majority of our public shareholders do not support such an extension and none of our public shareholders will be able to redeem their shares in connection with such an extension. This feature is different than the traditional SPAC structure, in which any extension of the company’s period to complete a business combination would require a vote of the company’s shareholders, with such shareholders having the right to redeem their public shares in connection with such vote. We may also choose to pursue an extension of the time to complete our business combination without depositing additional funds into the trust account, which, consistent with a traditional SPAC structure, would require a vote of the company’s shareholders and in connection with which shareholders would have the right to redeem their public shares.

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

The requirement that we consummate an initial business combination by April 18, 2024 (or up to January 18, 2025, if we extend the time to complete a business combination as described elsewhere in this Annual Report on Form 10-K) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination by April 18, 2024 (or up to January 18, 2025, if we extend the time to complete a business combination as described elsewhere in this Annual Report on Form 10-K). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business then we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

The operations of our potential acquisition targets could also be disrupted by the absence for significant periods of one or more key employees or a significant number of other employees because of military service. Our potential acquisition targets’ employees in Israel may be obligated to perform military reserve duty, which generally accumulates over a period of three years, from several days to up to a maximum of 84 days (and up to 108 days, in special circumstances specified under applicable law). In certain emergency circumstances, employees may be called to immediate and unlimited active duty in the Israeli armed forces. In response to the terrorist attacks in October 2023, our potential acquisition targets’ employees in Israel may have been activated for military duty and additional employees may also be activated if the war in Israel continues. While our potential acquisition targets may have business continuity plans in place to address the military call-ups, any of these circumstances could have a material adverse effect on business, results of operations, financial condition, cash flows and prospects of our potential acquisition targets.

We may not be able to consummate an initial business by April 18, 2024, in which case (unless such date is extended up to 24 months from the date of the IPO to January 18, 2025 if we extend the time to complete an initial business combination as described elsewhere in this Annual Report on Form 10-K) we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination by April 18, 2024 (unless such date is extended up to January 18, 2025 if we extend the time to complete an initial business combination as described elsewhere in this Annual Report on Form 10-K) we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. Additionally, the invasion of Ukraine by Russia, the increased rate of inflation in the United States and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association will provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.20 per public share, or less than $10.20 per public share, on the redemption of their public shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per public share” and other risk factors herein.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 18, 2024 (or up to January 18, 2025, if we extend the time to complete a business combination as described elsewhere in this Annual Report on Form 10-K) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business combination by April 18, 2024 (or up to January 18, 2025, if we extend the time to complete a business combination as described elsewhere in this Annual Report on Form 10-K), subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by April 18, 2024 (or up to January 18, 2025, if we extend the time to complete a business combination as described elsewhere in this Annual Report on Form 10-K), with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants also will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

If the Nasdaq delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A ordinary shares are a “penny stock,” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

If the net proceeds of the Initial Public Offering and the sale of the private placement units not being held in the trust account are insufficient to allow us to operate until April 18, 2024 (or up to January 18, 2025, if we extend the time to complete a business combination), it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from the Sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

Of the net proceeds of the Initial Public Offering and the sale of the private placement units, only approximately $1,450,000 was available to us initially outside the trust account to fund our working capital requirements and as of December 31, 2023, we had $671,628 remaining available to us outside of the trust account. We believe that the funds available to us outside of the trust account, together with funds available from loans from the Sponsor, its affiliates or members of our management team, will be sufficient to allow us to operate until April 18, 2024 (or up to January 18, 2025, if we extend the time to complete a business combination); however, we cannot assure you that our estimate is accurate, and the Sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination by April 18, 2024 (or up to January 18, 2025, if we extend the time to complete a business combination as described elsewhere in this Annual Report on Form 10-K), or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.20 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement, the form of which is filed as an exhibit to the registration statement, the Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims.

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

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our initial business combination. If we cannot complete our initial business combination by April 18, 2024 (or up to January 18, 2025, if we extend the period of time to consummate our initial business combination as described elsewhere in this Annual Report on Form 10-K) because the review process drags on beyond such timeframe or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public shareholders may only receive $10.20 per public share, or less than $10.20 per public share, on the liquidation of their shares, and our warrants will expire worthless. This will also cause our investors to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

Further amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, or, if no meeting is held, the unanimous written approval of all the shareholders who have the right to attend and vote at a general meeting of the company.

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

In addition, our amended and restated memorandum and articles of association will require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 18, 2024 (or up to January 18, 2025, if we extend the time to complete a business combination as described elsewhere in this Annual Report on Form 10-K) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through the Registration Statement, we would register, or seek an exemption from registration for, the affected securities.

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

The Sponsor, officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 18, 2024 (or up to January 18,

2025, if we extend the time to complete a business combination as described elsewhere in this Annual Report on Form 10-K) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares, subject to the limitations described herein. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against the Sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

Although we have no commitments as of the date of this Annual Report on Form 10-K to issue any notes or other debt securities, we may choose to incur substantial debt to complete our initial business combination. We and our officers and directors have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our Class A ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the Initial Public Offering and the sale of the private placement units, which will cause us to be solely dependent on a single business that may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from the Initial Public Offering and the sale of the private placement units provided us with $146,625,000 that we may use to complete our initial business combination. As of December 31, 2023, there was $153,702,006 remaining in the trust account to use to complete our initial business combination.

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

●	solely dependent upon the performance of a single business, property or asset; or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

We do not believe that our principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Initial Public Offering was not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 18, 2024 (or up to January 18, 2025, if we extend the time to complete a business combination as described elsewhere in this Annual Report on Form 10-K) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial business combination by April 18, 2024 (or up to January 18, 2025, if we extend the time to complete a business combination as described elsewhere in this Annual Report on Form 10-K), our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

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

We offered our units at an offering price of $10.00 per unit and the amount in our trust account is $10.20 per public share, implying an initial value of $10.20 per public share. However, prior to the Initial Public Offering, the Sponsor paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.005 per share. As a result, the value of your public shares may be significantly diluted upon the consummation of our initial business combination, when the founder shares are converted into public shares. For example, the following table shows the dilutive effect of the founder shares on the implied value of the public shares upon the consummation of our initial business combination, assuming that our equity value at that time is $148,295,756, which is the amount we have in the trust account for our initial business combination, assuming no interest is earned on the funds held in the trust account and no public shares are redeemed in connection with our initial business combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the business combination transaction costs, any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our public and private placement warrants. At such valuation, each of our ordinary shares would have an implied value of approximately $7.44 per share upon consummation of our initial business combination, which would be an approximately 27.1% decrease as compared to the initial implied value per public share of $10.20.

Public shares	14,375,000
Founder shares	4,791,667
Private placement shares (included in private placement units)	762,500
Total shares	19,929,167
Total funds in trust available for initial business combination (less deferred underwriter commissions)	$148,295,756
Initial implied value per public share	$10.20
Implied value per share upon consummation of initial business combination	$7.44

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

However, our amended and restated memorandum and articles of association will provide, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of investors in the Initial Public Offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;
●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;
●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;
●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and
●	may not result in adjustment to the exercise price of our warrants.

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

We are not registering the offer and sale of the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of that certain that certain Warrant Agreement, by and between the Company and Equiniti Trust Company, LLC (f/k/a American Stock Transfer & Trust Company), dated January 12, 2023 (the “Warrant Agreement”), we have agreed that, as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the issuance of such ordinary shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial business combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise that represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the offer and sale of the Class A ordinary shares issuable upon exercise of the warrants is not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their public warrants on a cashless basis. However, we will not be obligated to issue any Class A ordinary shares to holders seeking to exercise their public warrants, unless the issuance of the Class A ordinary shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the offer and sale of the shares under applicable blue sky laws to the extent an exemption is not available. Additionally, if we call the public warrants for redemption, our management will have the option to require all holders that wish to exercise public warrants to do so on a cashless basis. In the event of an exercise of a warrant on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (as defined in the next sentence) by (y) the fair market value. The “fair market value” is the volume-weighted average price of the Class A ordinary shares for the 10 trading days ending on the trading day prior to the date that notice of exercise is received by the warrant agent. Exercising the warrants on a cashless basis could have the effect of reducing the potential “upside” of the holder’s investment in our Company because the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants they hold. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable register or qualify the issuance of the Class A shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the Class A ordinary shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their private placement warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in the Initial Public Offering. In such an instance, the Sponsor and its permitted transferees (which may include our directors and officers) would be able to exercise their private placement warrants and sell the Class A ordinary shares underlying their private placement warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying Class A ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

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

Our warrants are issued in registered form under a warrant agreement between Equiniti Trust Company, LLC (f/k/a American Stock Transfer & Trust Company), as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correcting any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement, or defective provision (ii) removing or reducing the Company’s ability to redeem the Public Warrants, or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 50% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants,

50% of the number of the then outstanding private placement warrants. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

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

If we have not consummated an initial business combination by April 18, 2024 (or up to January 18, 2025, if we extend the time to complete a business combination as described elsewhere in this Annual Report on Form 10-K), our public shareholders may be forced to wait beyond such period before redemption from our trust account.

If we have not consummated an initial business combination by April 18, 2024 (or up to January 18, 2025, if we extend the time to complete a business combination as described elsewhere in this Annual Report on Form 10-K), the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond April 18, 2024 (or up to January 18, 2025 if we extend the time to complete a business combination) before the redemption proceeds of our trust account become available to them and they can receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association will provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

We identified a material weakness in our internal control over financial reporting during the year ended December 31, 2022 related to the fact that the Company has not yet designed and maintained effective controls relating to the accounting for offering costs related to the Company’s initial public offering. The material weakness continues to exist as of December 31, 2023. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

In connection with our audit as of and for the period ended December 31, 2022, we identified a material weakness in our internal control over financial reporting related to the fact that the Company has not yet designed and maintained effective controls relating to the accounting for offering costs related to the Company’s initial public offering. See “Item 9A. Controls and Procedures” for more information. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We have and continue to take steps to remediate the material weakness, but there is no assurance that any remediation efforts will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure stockholders that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

Our advisors and members of our management team and board of directors have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons may have been, may be, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. The defense or prosecution of these matters could be time-consuming and could divert our advisors’ and our management’s attention, and may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

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

On January 26, 2022, the Sponsor paid $25,000, or approximately $0.004 per share, in consideration of 5,750,000 Class B ordinary shares, par value $0.0001. On March 4, 2022, we effected a share capitalization with respect to our Class B ordinary shares of 1,150,000, resulting in our initial shareholders holding 6,900,000 founder shares. On August 18, 2022, the Sponsor surrendered for no consideration 1,150,000 Class B ordinary shares, resulting in our initial shareholders holding 5,750,000 founder shares. On November 17, 2022, the Sponsor surrendered for no consideration 958,333 Class B ordinary shares, resulting in our initial shareholders holding 4,791,667 founder shares. Prior to the initial investment in the company of $25,000 by the Sponsor, the company had no assets, tangible or intangible. The per-share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, the Sponsor and the underwriters purchased, pursuant to a written agreement, an aggregate of 762,500 private placement units (637,500 private placement units by the Sponsor and 125,000 private placement units by the underwriters) at a price of $10.00 per unit ($7,625,000 in the aggregate), in a private placement that closed simultaneously with the closing of the Initial Public Offering. If we do not consummate an initial business by April 18, 2024 (or up to January 18, 2025, if we extend the time to complete a business combination as described elsewhere in this Annual Report on Form 10-K), the private placement warrants included in the private placement units will expire worthless. In addition, our executive officers and directors will hold an indirect interest in the founder shares and the private placement units owned by the Sponsor through their membership interests in the Sponsor. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following our initial business combination. This risk may become more acute as the the deadline to complete an initial business combination (which may be extended to up to 24 months from the anniversary of the Initial Public Offering) nears.

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

In addition, business combinations with Israeli technology companies could be affected by political conditions in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its Arab neighbors, including the recent war with Hamas that began in October 2023. Any hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could affect adversely our operations. Ongoing and revived hostilities or other Israeli political or economic factors could affect our ability to complete a business combination with an Israeli technology company or the operations of the post-combination business. Furthermore, several countries restrict business with Israel and Israeli companies.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

The Company has not received any written comments from the staff of the SEC regarding its periodic or current reports under the Exchange Act that remain unresolved.

ITEM 1C.CYBERSECURITY

We are a SPAC with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any. We have not encountered any material cybersecurity incidents since our IPO.

ITEM 2.PROPERTIES

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

ITEM 3.LEGAL PROCEEDINGS

We may be a party to various claims and legal proceedings from time to time. We are not subject to any pending material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their capacity as such.

ITEM 4.MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF UNITS

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

Holders of Record

As of March 28, 2024, there were five holders of record of our units, one holder of record of our Class A ordinary shares, one holder of record of our Class B ordinary shares, and one holders of record of our warrants. There are no record holders of our preference shares.

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

ITEM 6.[RESERVED]

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a blank check company formed under the laws of the Cayman Islands as an exempted limited company on August 24, 2021, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses. We intend to effectuate an initial business combination using cash from the proceeds of our Initial Public Offering and the sale of the private placement units, the proceeds of the sale of our securities in connection with an initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter), securities issued to the owners of the target of an initial business combination, debt issued to bank or other lenders or the owners of the target of an initial business combination, or a combination of the foregoing or other sources.

We expect to continue to incur significant costs in the pursuit of its acquisition plans. We cannot assure you that its plans to complete an initial business combination will be successful.

On January 12, 2023, the SEC declared the Company’s registration statement for our Initial Public Offering effective. On January 18, 2023, we consummated our Initial Public Offering of 14,375,000 units, which included the full exercise the underwriters’ over-allotment option in the amount of 1,875,000 units, at $10.00 per unit, generating gross proceeds of $143,750,000. Each unit is comprised of one Class A ordinary share and one public warrant.

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

Effective April 30, 2023, Roy Zisapel resigned from his role as a member of and as Chairman of the audit committee of our board of directors (the “audit committee”). Pursuant to the audit committee charter, the audit committee must consist of at least three directors, one of which shall be the Chairman, and all of which must be “independent directors” in accordance with the rules of the Nasdaq Global Market and Rule 10A-3 of the Exchange Act. Simultaneously with Roy Zisapel’s resignation from the audit committee, the board of directors appointed Daniel Recanati as Chairman of the audit committee and appointed Peter Cohen as a member of the audit committee.

On January 2, 2024, the Company entered into the business combination agreement with Pomvom, pursuant to which, among other things and subject to the terms and conditions contained therein (i) Pomvom will cause a company organized under the laws of the State of Israel and wholly owned by a trustee (the “NewPubco”) to be formed, (ii) Pomvom will cause a Cayman Islands exempted company and wholly owned, direct subsidiary of NewPubco (“Merger Sub”) to be formed, (iii) Pomvom will cause NewPubco and Merger Sub to become a party to the Business Combination Agreement by delivering a joinder to the Business Combination Agreement, (iv) Pomvom will effect the Share Split (as defined below), (v) NewPubco, the shareholders of Pomvom and the holders of equity awards of Pomvom will effect the Equity Exchange (as defined below), and (vi) Merger Sub will merge with and into the Company, with the Company surviving the merger as a direct wholly owned subsidiary of NewPubCo (the “Merger”).

On January 8, 2024, by special resolution and at an extraordinary general meeting of shareholders, the Company (i) entered into an amendment (the “Trust Agreement Amendment”) to the Invest Management Trust Agreement dated as of January 12, 2023 (the “Trust Agreement”), with Equiniti Trust Company, LLC (f/k/a American Stock Transfer & Trust Company) (the “Trustee”) and (ii) amended the Company’s Second Amended and Restated Memorandum and Articles of Association, in its entirety, by adopting the Company’s Third Amended and Restated Memorandum and Articles of Association, pursuant to which the Company may extend the date by which the Company must consummate an initial business combination( (the “Termination Date”) from 12 months from the closing of the Initial Public Offering (January 18, 2024) up to twelve (12) times (each, an “Extension”) to January 18, 2025, with each Extension comprised of one month. Pursuant to the Trust Agreement Amendment, the Company can extend the Termination Date by providing five days’ advance notice to the Trustee prior to the applicable Extension and depositing into the Trust Account the lesser of (i) $50,000 or (ii) $0.02 per Public Share, multiplied by the number of Public Shares that remain outstanding by the end of the then-current extended period, by the date of such Extension.

Results of Operations

As of December 31, 2023, we had not commenced any operations nor generated any operating revenues to date. All activity for the period from August 24, 2021 (inception) through December 31, 2023 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and ongoing legal, accounting and professional service fees and costs associated with identifying a target. We do not expect to generate any operating revenues until after the completion of an initial business combination. We expect to generate non-operating income in the form of gains on marketable securities held in the Trust Account, as well as interest and dividend income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial business combination.

For the year ended December 31, 2023, we had net income of $6,073,475, which consisted of listing expenses of $23,114, administrative expenses of $230,155, legal and accounting expenses of $533,565, marketing and advertising expense of $3,732, dues and subscriptions expense of $6,980, and insurance expense of $248,388, offset by interest income and dividend income and realized gains on marketable securities held in the Trust Account of $7,077,006 and dividends and interest on cash and cash equivalents of $42,403.

For the year ended December 31, 2022, we had net loss of $71,941, which consisted of formation and operating, as well as legal and accounting expenses.

Liquidity, Capital Resources and Going Concern

As of December 31, 2023, we had $671,628 in cash and cash equivalents held outside of the Trust Account and working capital of $554,474 (excluding cash and marketable securities held in the Trust Account and the deferred underwriter fee payable) compared to $8,305 in operating cash and a working capital deficit of $707,167 as of December 31, 2022.

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

For the year ended December 31, 2023, net cash used in operating activities was $363,115. Net income of $6,073,475 was adjusted by realized gain on marketable securities held in Trust Account of $6,578,079, excess fair value of founder shares transferred $95,990, and $45,499 changes in operating assets and liabilities. Net cash used in investing activities was $147,123,927 related to the purchase of marketable securities held in Trust Account of $601,715,000, as well as dividends received from and reinvestment of marketable securities of $498,927, offset by proceeds from redemption of marketable securities held in Trust Account of $455,090,000. Net cash provided by financing activities included $141,250,000 of net proceeds from the issuance of ordinary shares and $7,625,000 of proceeds from Private Placement Warrants, offset by $237,234 payment of the outstanding promissory note balance at the date of the Initial Public Offering, and $487,401 payments of deferred offering costs.

As of December 31, 2023, we had marketable securities held in the Trust Account of $153,702,006 (including approximately $7,077,006 of gains on marketable securities) consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred underwriting fees and income taxes payable), to complete our initial business combination. To the extent that our capital shares or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2023, we had cash and cash equivalents of $671,628 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of December 31, 2023.

The underwriters are entitled to a deferred underwriting fee of $0.35 per unit, or $5,406,250 in the aggregate. The deferred underwriting fee was payable to the underwriter from the amounts held in the TrustAccount solely in the event that IAC completes an initial business combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates as of December 31, 2023.

Recent Accounting Standards

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROL AND PROCEDURES

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2023, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2022, a material weakness was identified related to the fact that we have not yet designed and maintained effective controls relating to the accounting for offering costs related to the Company’s initial public offering. Specifically, certain accounting costs incurred through December 31, 2022 not directly or incrementally related to the initial public offering were incorrectly recorded as deferred offering costs rather than expensed as incurred. This material weakness continues to exist as of December 31, 2023.

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected in a timely manner. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.” Based on management’s assessment using the COSO criteria, management has concluded that our internal control over financial reporting was not effective as of December 31, 2023 as a result of the material weaknesses in internal control over financial reporting described above.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Annual Report.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness set forth above, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023, covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

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

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Titles
Ziv Elul	48	Chief Executive Officer and Director
Sharon Barzik Cohen	52	Chief Financial Officer and Director
Izhar Shay	60	Director (Chairman)
Candice Beaumont	50	Director
Peter Cohen	57	Director
Roy Zisapel	52	Director
Daniel Recanati	47	Director

Officers and Directors

Ziv Elul serves as our Chief Executive Officer and a member of our board of directors. Mr. Elul has 17 years of industry and managerial experience with start-up and high-growth technology businesses operating globally, which includes two acquisition transactions and operational experience as the CEO of a publicly traded company. In 2007, Mr. Elul co-founded Inneractive, an independent automated mobile platform with marketplace exchange capabilities and focused on powering video ads. He served as CEO of Inneractive, leading it to outstanding profitability until its acquisition by Fyber N.V. (FSE:FBEN) a global provider of monetization platforms for mobile publishers, in July 2017. Following the acquisition, Mr. Elul continued to serve as CEO and led the integration of the businesses under one brand with a strong focus on cutting-edge technology. Under his leadership, Fyber N.V. reached profitability for the first time as a combined company. In May 2021, Fyber N.V. was acquired for $600 million by a multi-billion dollar media and advertising solutions company, Digital Turbine (Nasdaq:APPS), where he was appointed to serve as a strategic advisor supporting the integration. Prior to 2007, Mr. Elul served as a Lieutenant Colonel in Israel’s Reserves Corps. Mr. Elul is a member of the Israeli branch of the Young Presidents’ Organization (“YPO”), a global network of young chief executives, and is deeply involved in the Israeli high tech and startup ecosystem. Mr. Elul is an active investor in Israeli technology companies, with a portfolio of 18 company investments to-date (including several successful exits, such as Spotinst (acquired by Net App for $450 million)) and an investor in seven venture capital firms. He holds an Executive MBA from the Hebrew University which he graduated from with honors.

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

Audit Committee

Peter Cohen, Candice Beaumont and Daniel Recanati serve as the members of our audit committee, and Mr. Recanati chairs the audit committee. Each member of the audit committee meets the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Zisapel qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Compensation Committee

Candice Beaumont, Peter Cohen, and Daniel Recanati serve as the members of our compensation committee and Mr. Recanati chairs the compensation committee. Each member of the compensation committee meets the independent director standard under Nasdaq listing standards.

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

ITEM 11.EXECUTIVE COMPENSATION

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

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

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

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
	Number of		Number of		Percentage of
	Shares	Approximate	Shares	Approximate	Outstanding
	Beneficially	Percentage of	Beneficially	Percentage of	Ordinary
Name and Address of Beneficial Owner	Owned	Class	Owned	Class	Shares
Directors and Named Executive Officers
Ziv Elul(3)	—	—%	—	—%	—%
Sharon Barzik Cohen(3)	—	—	—	—	—
Izhar Shay(3)	—	—	—	—	—
Candice Beaumont(3)	—	—	—	—	—
Peter Cohen(3)	—	—	—	—	—
Roy Zisapel(3)	—	—	—	—	—
Daniel S. Recanati(3)	—	—	—	—	—
All officers and directors as a group (7 individuals)	—	—	—	—	—
5% or Greater Shareholders
Israel Acquisitions Sponsor LLC(4)	637,500	3.2%	4,696,167	98.0%	23.6%
Charles Ecalle(4)	637,500	3.2%	4,696,167	98.0%	23.6%
Alexander Greystoke(4)	637,500	3.2%	4,696,167	98.0%	23.6%

*Less than one percent.

(1)	Unless otherwise noted, the business address of each of our shareholders is c/o Israel Acquisitions Corp, 12600 Hill Country Blvd, Building R, Suite 275, Bee Cave, TX 78738.
(2)	Interests shown consist solely of founder shares. Such founder shares will automatically convert into Class A Ordinary Shares at the time of our initial business combination or earlier at the option of the holders thereof.
(3)	Does not include any shares held by our Sponsor, of which each of our officers and directors is a member. This individual has an indirect economic interest in securities owned by our Sponsor.
(4)	Our Sponsor is the record holder of such securities. Charles Ecalle and Alexander Greystoke are the managers of our Sponsor and share voting and investment discretion with respect to the securities held by our Sponsor and as such may be deemed to have shared beneficial ownership of the securities held directly by our Sponsor. Each of Mr. Ecalle and Mr. Greystoke disclaims beneficial ownership of any securities held by our Sponsor other than to the extent of their respective pecuniary interests therein, directly or indirectly.

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

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

In connection with our Initial Public Offering, the Sponsor, our executive officers and our directors entered into a letter agreement with us, dated January 12, 2023 (the “Letter Agreement”), pursuant to which each of them have agreed (i) that if we seek shareholder approval of an initial business combination, then it, she, or he, as applicable shall vote all founder shares and any public shares held by it, she or him, as applicable, in favor of such proposed initial business combination (including any proposals recommended by our board in connection therewith) (ii) to waive their redemption rights with respect to any founder shares and public shares held by it, she, or he in connection with (A) the completion of our initial business combination and (B) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (1) that would modify the substance or timing of our obligation to provide holders of our public shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 18, 2024 (or up to January 18, 2025 if we extend the time to complete a business combination as described in this Annual Report on Form 10-K) or (2) with respect to any other provision relating to the rights of holders of our public shares (although the Sponsor, our executive officers, and our directors shall be entitled to liquidation rights with respect to any public shares they hold if we fail to consummate an initial business combination within the Combination Period. Additionally, the Sponsor, our executive officers and our directors have each agreed to waive their respective rights to liquidating distributions from the trust account with respect to its founder shares held by them in connection with any liquidation of our Company.

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

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, we entered into the Sponsor Support Agreement with the Sponsor and Pomvom, pursuant to which the Sponsor has agreed, among other things to (a) vote in favor of the Business Combination Agreement and the Transactions on the terms and subject to the conditions set forth in the Sponsor Support Agreement and (b) irrevocably forfeit and surrender a number of ordinary shares of NewPubco equal to (i) the amount of the Transaction Expenses Cap Excess divided by (ii) $10.00, to NewPubco for no consideration.

The Sponsor also agreed that it will not (a) transfer any of the founder shares or grant any security interest in the founder shares pursuant to the Sponsor Support Agreement or to another shareholder of the Company, (b) deposit any founder shares into a voting trust or enter into a voting arrangement that is inconsistent with the Sponsor Support Agreement or (c) enter into any arrangement with respect to the acquisition or sale of any of the founder shares. The Sponsor has also agreed to waive its rights to the treatment of its founder shares and to not participate in any redemption by tendering or submitting any ordinary shares held by the Sponsor for redemption.

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

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid or to be paid to BDO USA, P.C., or BDO, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by BDO in connection with regulatory filings. The aggregate fees billed by BDO for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2023 and for the year ended December 31, 2022 totaled approximately $149,051 and $159,825, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay BDO for consultations concerning financial accounting and reporting standards for the year ended December 31, 2023 and for the year ended December 31, 2022.

Tax Fees. We did not pay BDO for tax planning and tax advice for the year ended December 31, 2023 and for the year ended December 31, 2022.

All Other Fees. We did not pay BDO for other services for the year ended December 31, 2023 and for the year ended December 31, 2022.

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

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.

1.Financial Statements

See Index to Financial Statements as Item 8 herein.

2.Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
1.1	Underwriting Agreement, dated January 12, 2023, by and among the Company and BTIG, LLC, as representative of the several underwriters.	8-K	001-41593	1.1	January 19, 2023
2.1	Business Combination Agreement, dated as of January 2, 2024, by and between the Company and Pomvom Ltd.	8-K	001-41593	2.1	January 2, 2024
3.1	Third Amended and Restated Memorandum and Articles of Association, dated January 8, 2024	8-K	001-41593	3.1	January 11, 2024
4.1	Specimen Unit Certificate	S-1	333-263658	4.1	August 31, 2022
4.2	Specimen Class A Ordinary Share Certificate	S-1	333-263658	4.2	August 31, 2022
4.3	Specimen Warrant Certificate (included in Exhibit 4.4)	S-1	333-263658	4.4	August 31, 2022
4.4	Warrant Agreement, dated January 12, 2023, by and between the Company and American Stock Transfer & Trust Company, as warrant agent.	8-K	001-41593	4.1	January 19, 2023
4.5	Description of Securities	10-K	001-41593	4.5	April 17, 2023
10.1	Letter Agreement, dated January 12, 2023, by and among the Company, its executive officers, its directors and Israel Acquisitions Sponsor LLC.	8-K	001-41593	10.1	January 19, 2023
10.2	Investment Management Trust Agreement, dated January 12, 2023, by and between the Company and American Stock Transfer & Trust Company, as trustee.	8-K	001-41593	10.2	January 19, 2023
10.3	Registration Rights Agreement, dated January 12, 2023, by and among the Company, Israel Acquisitions Sponsor LLC, BTIG, LLC, Exos Capital LLC and JonesTrading Institutional Services LLC.	8-K	001-41593	10.3	January 19, 2023
10.4	Private Placement Units Purchase Agreement, dated January 12, 2023, by and between the Company and Israel Acquisitions Sponsor LLC.	8-K	001-41593	10.4	January 19, 2023
10.5	Private Placement Units Purchase Agreement, dated January 12, 2023, by and between the Company and BTIG, LLC.	8-K	001-41593	10.5	January 19, 2023
10.6	Private Placement Units Purchase Agreement, dated January 12, 2023, by and between the Company and Exos Capital LLC.	8-K	001-41593	10.6	January 19, 2023
10.7	Private Placement Units Purchase Agreement, dated January 12, 2023, by and between the Company and JonesTrading Institutional Services LLC.	8-K	001-41593	10.7	January 19, 2023

10.8	Administrative Services Agreement, dated January 12, 2023, by and between the Company and Israel Acquisitions Sponsor LLC.	8-K	001-41593	10.8	January 19, 2023
10.9	Form of Indemnity Agreement	S-1	333-263658	10.5	August 31, 2022
10.10	Promissory Note, dated January 26, 2022, issued to the Sponsor.	S-1	333-263658	10.7	March 17, 2022
10.11	Securities Subscription Agreement, dated January 26, 2022, between the Company and Israel Acquisitions Sponsor LLC.	S-1	333-263658	10.8	March 17, 2022
10.12	Sponsor Support Agreement, dated January 2, 2024, by and among the Company, Pomvom Ltd. and Israel Acquisitions Sponsor LLC.	8-K	001-41593	2.1	January 2, 2024
10.13	Form of Transaction Support Agreement.	8-K	001-41593	2.1	January 2, 2024
10.14	Form of Registration Rights and Lock-Up Agreement.	8-K	001-41593	10.3	January 2, 2024
10.15	Amendment to the Investment Management Trust Agreement, dated January 8, 2024, by and between Israel Acquisitions Corp and Equiniti Trust Company, LLC.	8-K	001-41593	10.1	January 11, 2024
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Security Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Security Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File. Formatted in Inline XBRL and contained in exhibit 101.
*	Filed herewith.
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

ITEM 16.FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2024

ISRAEL ACQUISITIONS CORP
By:	/s/ Ziv Elul
	Name:	Ziv Elul
	Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Position	Date
By:	/s/ Ziv Elul	Chief Executive Officer and Director	March 28, 2024
	Ziv Elul	(Principal Executive Officer)

By:	/s/ Sharon Barzik Cohen	Chief Financial Officer and Director	March 28, 2024
	Sharon Barzik Cohen	(Principal Financial and Accounting Officer)

By:	/s/ Izhar Shay	Director (Chairman)	March 28, 2024
Izhar Shay

By:	/s/ Candice Beaumont	Director	March 28, 2024
Candice Beaumont

By:	/s/ Peter Cohen	Director	March 28, 2024
Peter Cohen

By:	/s/ Roy Zisapel	Director	March 28, 2024
Roy Zisapel

By:	/s/ Daniel Recanati	Director	March 28, 2024
Daniel Recanati

ISRAEL ACQUISITIONS CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Israel Acquisitions Corp

Bee Cave, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Israel Acquisitions Corp. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in ordinary shares subject to possible redemption and shareholders’ deficit, and cash flows for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company does not have sufficient cash and working capital to sustain its operations, and the Company’s ability to execute its business plan is dependent upon its completion of an initial business combination as described in Note 1 to the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2022.

New York, New York

March 28, 2024

ISRAEL ACQUISITIONS CORP

BALANCE SHEETS

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$671,628	$8,305
Prepaid expenses	145,114	—
Cash and Marketable Securities held in Trust Account	153,702,006	—
Total current assets	154,518,748	8,305
Non-current assets:
Deferred offering costs associated with the proposed public offering	—	655,167
Total non-current assets	—	655,167
Total Assets	$154,518,748	$663,472

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$55,000	$71,655
Accounts payable	91,139	—
Due to related party	116,129	—
Accrued offering costs	—	406,583
Deferred underwriting commissions	5,406,250	—
Promissory note - related party	—	237,234
Total Current Liabilities	5,668,518	715,472
Total Liabilities	5,668,518	715,472

Commitments and Contingencies (Note 5)
Class A Ordinary Shares Subject to Possible Redemption
Class A ordinary shares subject to possible redemption, $0.0001 par value; 200,000,000 shares authorized; 14,375,000 shares issued and outstanding at redemption value at December 31, 2023 and no shares issued and outstanding at December 31, 2022	153,702,006	—

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 762,500 shares issued and outstanding (excluding 14,375,000 shares subject to possible redemption) at December 31, 2023 and no shares issued and outstanding at December 31, 2022	76	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 4,791,667 shares issued and outstanding at December 31, 2023 and 2022	479	479
Additional paid-in capital	—	24,521
Accumulated deficit	(4,852,331)	(77,000)
Total Shareholders’ Deficit	(4,851,776)	(52,000)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$154,518,748	$663,472

The accompanying notes are an integral part of these financial statements.

ISRAEL ACQUISITIONS CORP

STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
Formation and Operating expense	$—	$969
Marketing and advertising expense	3,732	—
Administrative expense	114,026	—
Administrative expense - related party	116,129	—
Legal and accounting expense	533,565	70,972
Dues and subscriptions expense	6,980	—
Listing fee expense	23,114	—
Insurance expense	248,388	—
Loss from operations	(1,045,934)	(71,941)

Other income:
Interest and dividend income on marketable securities held in Trust Account	498,927	—
Realized gain on marketable securities held in Trust Account	6,578,079	—
Dividend income	40,445	—
Interest income	1,958	—
Other income, net	7,119,409	—
Net income (loss)	$6,073,475	$(71,941)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	13,705,479	—

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.71	$—

Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares	726,986	—

Basic and diluted net loss per share, non-redeemable Class A ordinary shares	$(0.68)	$—

Basic and diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	4,791,667	4,791,667

Basic and diluted net loss per share, non-redeemable Class B ordinary shares	$(0.65)	$(0.02)

The accompanying notes are an integral part of these financial statements.

ISRAEL ACQUISITIONS CORP

STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDER’S DEFICIT

For the Year Ended December 31, 2023

	Class A
	Ordinary Shares Subject to Possible		Class A		Class B		Additional		Total
	Redemption		Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	—	$—	—	$—	4,791,667	$479	$24,521	$(77,000)	$(52,000)
Issuance of Class A ordinary shares in initial public offering	14,375,000	134,753,406	—	—	—	—	354,359	—	354,359
Sale of private placement units	—	—	762,500	76	—	—	7,624,924	—	7,625,000
Transfer of Founder Shares	—	—	—	—	—	—	95,990	—	95,990
Remeasurement of Class A ordinary shares to redemption value	—	18,948,600	—	—	—	—	(8,099,794)	(10,848,806)	(18,948,600)
Net income	—	—	—	—	—	—	—	6,073,475	6,073,475
Balance - December 31, 2023	14,375,000	153,702,006	762,500	$76	4,791,667	$479	$—	$(4,852,331)	$(4,851,776)

For the Year Ended December 31, 2022

	Class A
	Ordinary Shares Subject to Possible		Class A		Class B		Additional		Total
	Redemption		Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	—	$—	—	$—	$—	$(5,059)	$(5,059)
Issuance of Class B ordinary shares to Sponsor(1)	—	—	—	—	4,791,667	479	24,521	—	25,000
Net loss	—	—	—	—	—	—	—	(71,941)	(71,941)
Balance - December 31, 2022	—	—	—	$—	4,791,667	$479	$24,521	$(77,000)	$(52,000)

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

The accompanying notes are an integral part of these financial statements.

ISRAEL ACQUISITIONS CORP

STATEMENTS OF CASH FLOWS

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$6,073,475	$(71,941)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Realized gain on marketable securities held in Trust Account	(6,578,079)	—
Excess fair value on transfer of Founder Shares	95,990	—
Changes in operating assets and liabilities:
Prepaid expenses	(145,114)	4,941
Accounts payable	91,139	—
Accrued expenses	99,474	71,655
Net cash (used in) provided by operating activities	(363,115)	4,655

Cash Flows from Investing Activities:
Purchase of marketable securities held in Trust Account	(602,213,927)	—
Proceeds from redemption of marketable securities held in Trust Account	455,090,000	—
Net cash used in investing activities	(147,123,927)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Proceeds from issuance of ordinary shares	141,250,000	—
Proceeds from sale of private placement units	7,625,000	—
Proceeds from promissory note – related party	—	221,710
Payment of promissory note – related party	(237,234)	—
Payment of offering costs	(487,401)	(243,060)
Net cash provided by financing activities	148,150,365	3,650

Net Change in Cash and Cash Equivalents	663,323	8,305
Cash and Cash Equivalents - Beginning	8,305	—
Cash and Cash Equivalents - Ending	$671,628	$8,305

Non-Cash Investing and Financing Activities:
Issuance of promissory note by the Sponsor to pay offering costs	$—	$5,524
Remeasurement of Class A ordinary shares subject to possible redemption	$18,948,600	$—
Deferred underwriter fee payable	$5,406,250	$—
Deferred offering costs included in accrued offering costs	$—	$406,583

The accompanying notes are an integral part of these financial statements.

ISRAEL ACQUISITIONS CORP

NOTES TO THE FINANCIALS STATEMENTS

Note 1 — Description of Organization and Business Operations

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

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from August 24, 2021 (inception) through December 31, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), and, since the completion of the Initial Public Offering, a search for a target to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of gains on marketable securities held in the Trust Account, as well as interest and dividend income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on January 12, 2023 (the “Registration Statement”). On January 18, 2023, the Company consummated its Initial Public Offering of 14,375,000 units (each a “Public Unit” and the “Public Units”) at $10.00 per Public Unit (including the issuance of 1,875,000 Public Units as a result of the underwriters’ exercise of heir over-allotment option in full), generating gross proceeds of $143,750,000, which is discussed in Note 3. Each Public Unit is comprised of one Class A ordinary share, par value $0.001 per share (each, a “Public Share” and the “Public Shares”) and one redeemable warrant evidencing the right to purchase one Class A ordinary share at a purchase price of $11.50 per Class A ordinary share (each a “Public Warrant” and the “Public Warrants”). Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 762,500 private placement units (each, a “Private Unit” and the “Private Units”) to Israel Acquisitions Sponsor LLC (the “Sponsor”), BTIG, LLC, Exos Capital LLC, and JonesTrading Institutional Services LLC, in a private placement at a purchase price of $10.00 per Private Unit, for an aggregate of $7,625,000. Each Private Unit is comprised of one Class A ordinary share, par value $0.001 per share (each, a “Private Share” and the “Private Shares”) and one redeemable warrant evidencing the right to purchase one Class A ordinary share, par value $0.0001 per share, at a purchase price of $11.50 (each, a “Private Warrant” and the “Private Warrants”).

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

On January 8, 2024, by special resolution and at an extraordinary general meeting of shareholders, the Company (i) entered into an amendment (the “Trust Agreement Amendment”) to the Invest Management Trust Agreement dated as of January 12, 2023 (the “Trust Agreement”), with Equiniti Trust Company, LLC (f/k/a American Stock Transfer & Trust Company) (the “Trustee”) and (ii) amended the Company’s Second Amended and Restated Memorandum and Articles of Association, in its entirety, by adopting the Company’s Third Amended and Restated Memorandum and Articles of Association, pursuant to which the Company may extend the date by which the Company must consummate an initial business combination( (the “Termination Date”) from 12 months from the closing of the Initial Public Offering (January 18, 2024) up to twelve (12) times (each, an “Extension”) to January 18, 2025, with each Extension comprised of one month. Pursuant to the Trust Agreement Amendment, the Company can extend the Termination Date by providing five days’ advance notice to the Trustee prior to the applicable Extension and depositing into the Trust Account the lesser of (i) $50,000 or (ii) $0.02 per Public Share, multiplied by the number of Public Shares that remain outstanding by the end of the then-current extended period, by the date of such Extension.

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.20 per Public Share, except as to any claims by a third party that executed a valid and enforceable agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity Capital Resources and Going Concern

As of December 31, 2023, the Company had $671,628 in its operating bank account and working capital of $554,474 (excluding cash and marketable securities held in the Trust Account and the deferred underwriter fee payable) compared to $8,305 in operating cash and a working capital deficit of $707,167 as of December 31, 2022.

The Company’s liquidity needs through December 31, 2023 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares” or the “Founder Shares”), the Initial Public Offering and the issuance of the Private Units (see Note 3 and Note 4). Additionally, the Company drew on an unsecured promissory note to pay certain offering costs (see Note 4).

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Although no formal agreement exists, the Sponsor is committed to extend Working Capital Loans as needed (defined in Note 4 below). Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that (i) new financing will be available to it on commercially acceptable terms, if at all, or (ii) that its plans to consummate an initial business combination will be successful. In addition, management is currently evaluating the impact of the invasion of Ukraine by Russia, the increased rate of inflation in the United States and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) on the industry and its effect on the Company’s financial position, results of its operations and/or search for a target company.

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

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies.

The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. As of December 31, 2023 and 2022, the Company had $671,628 and $8,305 in cash and cash equivalents, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2023 and 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2023, 14,375,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, at redemption value, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

The Class A ordinary shares subject to possible redemption is reflected on the balance sheet at December 31, 2023 as follows:

Gross proceeds from initial public offering	$143,750,000
Less:
Proceeds allocated to public warrants	(354,359)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(8,642,235)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	18,948,600
Class A ordinary shares subject to possible redemption	$153,702,006

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

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance and remeasured at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative financial instruments is evaluated at the end of each reporting period. There were no derivative financial instruments accounted for as liabilities as of December 31, 2023 and December 31, 2022.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2023 and 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

There is currently no taxation imposed by the government of the Cayman Islands. The Company has no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statement.

Net Income (Loss) Per Ordinary Share

The statement of operations includes a presentation of income (loss) per Class A redeemable ordinary share and income (loss) per non-redeemable ordinary share following the two-class method of income per ordinary share. In order to determine the net income (loss) attributable to both the Class A redeemable ordinary shares and non-redeemable ordinary shares, the Company first considered the total net income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A ordinary shares subject to possible redemption was treated as dividends paid to the public shareholders.

Net income (loss) per ordinary share is computed by dividing net income (loss) by class by the weighted average number of ordinary shares outstanding during the period. The Company has not considered the effect of the 14,375,000 Public Warrants in the calculation of diluted net income (loss) per share, since the exercise of such warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. Net income (loss) per ordinary share for the year ended December 31, 2023, was calculated by dividing the net income (loss) into the amount of Class B non-redeemable ordinary shares outstanding as no Class A ordinary shares were issued during that period.

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share for the year ended December 31, 2023 (in dollars, except share amounts):

Year Ended
December 31, 2023
Net loss from beginning on the year to date of initial public offering	$(6,646)
Net income from date of initial public offering to period end	6,080,121
Total net income for the year ended December 31, 2023	6,073,475
Accretion of temporary equity to redemption value	(18,948,600)
Net loss including accretion of temporary equity to redemption value	$(12,875,125)

	Year Ended
	December 31, 2023
			Class B Non-
	Class A Redeemable	Class A Non-redeemable	redeemable
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income by class	$4,385,620	$232,628	$1,455,227

Less: Accretion allocation based on ownership percentage	$(13,667,712)	$(724,983)	(4,555,905)
Allocation of accretion of temporary equity to redeemable shares	18,948,600	—	—
Total net income (loss) by class	$9,666,508	$(492,355)	(3,100,678)

Denominator:
Weighted average shares outstanding	13,705,479	726,986	4,791,667
Basic and diluted net income (loss) per share	$0.71	$(0.68)	(0.65)

The loss per share presented in the statement of operations for the year ended December 31, 2022 is based on the following:

Year Ended
December 31, 2022
Net loss	$(71,941)
Weighted average Class B ordinary shares outstanding	4,791,667
Basic and diluted net loss per share	$(0.02)

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

An aggregate of $10.20 per Unit sold in the Initial Public Offering was deposited in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. As of December 31, 2023, $153,702,006 was held in the Trust Account. In addition, $671,628 of operating cash is not held in the Trust Account and is available for working capital purposes.

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

On May 7, 2023, the Sponsor transferred 95,500 of its Founder Shares to our special advisor for consulting services. The consulting services offered were considered a benefit that the Company realized as a result of the Sponsors transaction with the special advisor. The fair value of the consulting services was determined to be a financing expense in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718.

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

Related Party Loans

In addition, to finance transaction costs in connection with an initial business combination, the initial shareholders, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent units of the post initial business combination entity at a price of $10.00 per private placement-equivalent unit. These units would be identical to the Private Units. As of December 31, 2023 and 2022, the Company had no outstanding Working Capital Loans.

Promissory Note – Related Party

On January 26, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. As of January 18, 2023, the Company had borrowed $237,234 under the Promissory Note. On January 18, 2023 the Company paid $245,540 to the Sponsor, resulting in an overpayment of $8,306 that was recorded as a related party receivable, which was subsequently refunded to the Company prior to December 31, 2023. The Promissory Note was non-interest bearing. As of December 31, 2023 and 2022, the outstanding balance under the Promissory Note was $0 and $237,234, respectively.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor commencing on the date the securities of the Company are first listed on the Nasdaq Global Market, pursuant to a Registration Statement on Form S-1 filed by the Company with the SEC and continuing until the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation. The Company will pay $10,000 per month to the Sponsor for certain office space, utilities and secretarial and administrative services as may be reasonably required from time to time. As of December 31, 2023, the Company has incurred and accrued $116,129 in accrued expenses related to the agreement. The $116,129 incurred for the year ended December 31, 2023 has been included in administrative expense - related party in the statements of operations.

Note 5 – Commitments & Contingencies

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

Note 6 — Shareholders’ Equity (Deficit)

Preference shares - The Company is authorized to issue 2,000,000 preference shares with a par value of $0.0001 per preference share and with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of December 31, 2023 and 2022, there were no preference shares issued or outstanding.

Class A ordinary shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per Class A ordinary share. As of December 31, 2023 and 2022, there were 762,500 and zero Class A ordinary shares issued or outstanding, excluding 14,375,000 and zero shares of Class A ordinary shares issued and outstanding subject to possible redemption, respectively.

Class B ordinary shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per Class B ordinary share. Holders are entitled to one vote for each Class B ordinary share. As of December 31, 2023 and 2022, there were 4,791,667 Class B ordinary shares issued and outstanding.

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

Redemption of Warrants when the Price per Class A Ordinary Share Equals or Exceeds $18.00.

Once the warrants become exercisable, the Company may redeem all, but not less than all, of the Public Warrants:

●	Not earlier than 90 days after the completion of the initial business combination;
●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	provided that the last reported sale price of the Class A ordinary shares for any 20 days within the 30-trading day period ending on the third trading date prior to the date on which notice of the redemption is given equals or exceeds $18.00 per Class A ordinary shares; and
●	either there is an effective registration statement covering the offer and sale of the issuance of the ordinary shares issuable upon exercise of the Public Warrants, and a current prospectus relating thereto, available throughout the 30-day redemption period; or
●	the Company has elected to require the exercise of the Public Warrants on a “cashless basis.”

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

Note 7 — Fair Value Measurements

At December 31, 2023, the Company’s cash and marketable securities held in the Trust Account were valued at $153,702,006. The cash and marketable securities held in the Trust Account must be recorded on the balance sheet at fair value and are subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The following table presents the fair value information, as of December 31, 2023, of the Company’s financial assets that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s cash and marketable securities held in the Trust Account are based on dividend and interest income and market fluctuations in the value of invested marketable securities, which are considered observable. The fair value of the marketable securities held in trust is classified within Level 1 of the fair value hierarchy.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	December 31, 2023
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents(1)	$671,628	$—	$—
Cash and marketable securities held in trust account(2)	$153,702,006	$—	$—

	December 31, 2022
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents(1)	$8,305	$—	$—
(1)	The fair value of money market funds have been measured on a recurring basis using Level 1 inputs, which are based on unadjusted quoted market prices within active markets.
(2)	The fair value of the marketable securities held in the Trust Account approximates the carrying amount primarily due to their short-term nature.

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

Note 8 — Subsequent Events

On January 2, 2024, the Company entered into a business combination agreement with Pomvom, pursuant to which, among other things and subject to the terms and conditions contained therein (i) Pomvom will cause a company organized under the laws of the State of Israel and wholly owned by a trustee (the “NewPubco”) to be formed, (ii) Pomvom will cause a Cayman Islands exempted company and wholly owned, direct subsidiary of NewPubco (“Merger Sub”) to be formed, (iii) Pomvom will cause NewPubco and Merger Sub to become a party to the Business Combination Agreement by delivering a joinder to the Business Combination Agreement, (iv) Pomvom will effect the Share Split (as defined below), (v) NewPubco, the shareholders of Pomvom and the holders of equity awards of Pomvom will effect the Equity Exchange (as defined below), and (vi) Merger Sub will merge with and into the Company, with the Company surviving the merger as a direct wholly owned subsidiary of NewPubCo (the “Merger”).

On January 8, 2024, the Company (i) entered into an amendment (the “Trust Agreement Amendment”) to the Invest Management Trust Agreement dated as of January 12, 2023 (the “Trust Agreement”), with Equiniti Trust Company, LLC (f/k/a American Stock Transfer & Trust Company) (the “Trustee”) and (ii) amended the Company’s Second Amended and Restated Memorandum and Articles of Association, in its entirety, by adopting the Company’s Third Amended and Restated Memorandum and Articles of Association, pursuant to which the Company may extend the date by which the Company must consummate an initial business combination (the “Termination Date”) from 12 months from the closing of the Initial Public Offering (January 18, 2024) up to twelve (12) times (each, an “Extension”) to January 18, 2025, with each Extension comprised of one month. Pursuant to the Trust Agreement Amendment, the Company can extend the Termination Date by providing five days’ advance notice to the Trustee prior to the applicable Extension and depositing into the Trust Account the lesser of (i) $50,000 or (ii) $0.02 per Public Share, multiplied by the number of Public Shares that remain outstanding by the end of the then-current extended period, by the date of such Extension.

In connection with the shareholders’ vote at an extraordinary general meeting of shareholders held on January 8, 2024 (the “Meeting”), holders of 7,115,385 Class A ordinary shares of the Company exercised their right to redeem such shares (the “Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, an estimated $75,921,158 will be removed from the Trust Account to pay such holders and an estimated $77,956,971 will remain in the Trust Account. Following the aforementioned Redemption, the Company will have 12,813,782 ordinary shares of the Company (inclusive of the Class A ordinary shares underlying the private placement units of the Company) outstanding.