Form 10-Q
period 2024-03-31
Israel Acquisitions Corp
filed 2024-05-15
CIK 1915328

FORM 10-Q

(MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2024

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

As of May 15, 2024, there were 8,022,115 Class A ordinary shares, par value $0.0001 per share issued and outstanding and 4,791,667 Class B ordinary shares, par value $0.0001 per share issued and outstanding.

Page
PART I - FINANCIAL INFORMATION	2
Item 1. Interim Financial Statements (unaudited).	2
Condensed Balance Sheets as of March 31, 2024 and December 31, 2023	2
Condensed Statements of Operations for the three months ended March 31, 2024 and 2023	3
Condensed Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the three months ended March 31, 2024 and 2023	4
Condensed Statements of Cash Flows for the three months ended March 31, 2024 and 2023	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	24
PART II - OTHER INFORMATION	25
Item 1. Legal Proceedings	25
Item 1.A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	28
Item 3. Defaults Upon Senior Securities	28
Item 4. Mine Safety Disclosures	28
Item 5. Other Information	28
Item 6. Exhibits	29
PART III - SIGNATURES	30

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ISRAEL ACQUISITIONS CORP

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$318,357	$671,628
Prepaid expenses	134,223	145,114
Cash and Marketable Securities held in Trust Account	79,132,680	153,702,006
Total Current Assets	79,585,260	154,518,748
Total Assets	$79,585,260	$154,518,748

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$267,265	$55,000
Accounts payable	110,688	91,139
Due to related party	146,129	116,129
Promissory note – related party	150,000	—
Deferred underwriting commissions	5,406,250	5,406,250
Total Current Liabilities	6,080,332	5,668,518
Total Liabilities	6,080,332	5,668,518

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 7,259,615 and 14,375,000 shares issued and outstanding at redemption value at March 31, 2024 and December 31, 2023, respectively	79,132,680	153,702,006

Shareholders’ Deficit
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized; 762,500 shares issued and outstanding (excluding 7,259,615 and 14,375,000 shares subject to possible redemption) at March 31, 2024 and December 31, 2023, respectively	76	76
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized; 4,791,667 shares issued and outstanding at March 31, 2024 and December 31, 2023	479	479
Additional paid-in capital	—	—
Accumulated deficit	(5,628,307)	(4,852,331)
Total Shareholders’ Deficit	(5,627,752)	(4,851,776)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$79,585,260	$154,518,748

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISRAEL ACQUISITIONS CORP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2024	2023

Marketing and advertising expense	$—	$3,732
Administrative expense	7,029	4,756
Administrative expense – related party	30,000	26,129
Legal and accounting expense	378,580	128,184
Dues and subscriptions expense	34,535	2,650
Listing fee expense	117,464	5,213
Insurance expense	64,167	55,887
Loss from operations	(631,775)	(226,551)

Other income:
Unrealized gain on marketable securities held in Trust Account	—	1,359,312
Dividend income on marketable securities held in Trust Account	1,201,832	3
Dividend income	5,798	11,082
Interest income	1	119
Other income	1,207,631	1,370,516
Net income	$575,856	$1,143,965

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	7,885,143	11,659,722

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.12	$0.39

Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares	762,500	618,472

Basic and diluted net loss per share, non-redeemable Class A ordinary shares	$(0.06)	$(0.75)

Basic and diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	4,791,667	4,791,667

Basic and diluted net loss per share, non-redeemable Class B ordinary shares	$(0.06)	$(0.61)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISRAEL ACQUISITIONS CORP

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

	Class A
	Ordinary Shares Subject to Possible		Class A		Class B		Additional		Total
	Redemption		Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2023	14,375,000	$153,702,006	762,500	$76	4,791,667	$479	$—	$(4,852,331)	$(4,851,776)
Remeasurement of Class A ordinary shares to redemption value	—	1,351,832	—	—	—	—	—	(1,351,832)	(1,351,832)
Redemption of Class A ordinary shares	(7,115,385)	(75,921,158)	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	575,856	575,856
Balance - March 31, 2024	7,259,615	79,132,680	762,500	$76	4,791,667	$479	$—	$(5,628,307)	$(5,627,752)

	Class A
	Ordinary Shares Subject to Possible		Class A		Class B		Additional		Total
	Redemption		Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	—	$—	—	$—	4,791,667	$479	$24,521	$(77,000)	$(52,000)
Issuance of Class A ordinary shares in initial public offering	14,375,000	134,753,406	—	—	—	—	354,359	—	354,359
Sale of private placement units	—	—	762,500	76	—	—	7,624,924	—	7,625,000
Remeasurement of Class A ordinary shares to redemption value	—	13,230,909	—	—	—	—	(8,003,804)	(5,227,105)	(13,230,909)
Net income	—	—	—	—	—	—	—	1,143,965	1,143,965
Balance - March 31, 2023	14,375,000	147,984,315	762,500	$76	4,791,667	$479	$—	$(4,160,140)	$(4,159,585)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISRAEL ACQUISITIONS CORP

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2024	2023

Cash Flows from Operating Activities:
Net income	$575,856	$1,143,965
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	—	(1,359,312)
Changes in operating assets and liabilities:
Prepaid expenses	10,891	(329,113)
Due to related party	30,000	26,129
Accounts payable	19,549	1,261
Accrued expenses	212,265	(728)
Net cash provided by (used in) operating activities	848,561	(517,798)

Cash Flows from Investing Activities:
Purchase and reinvestment of marketable securities held in Trust Account	(1,351,832)	(146,625,003)
Proceeds from redemption of marketable securities held in Trust Account	75,921,158	—
Net cash provided by (used in) investing activities	74,569,326	(146,625,003)

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares	—	141,250,000
Proceeds from sale of private placement units	—	7,625,000
Payment of promissory note – related party	—	(237,234)
Payment of offering costs	—	(487,401)
Proceeds from promissory note – related party	150,000	—
Redemptions of Class A ordinary shares subject to redemption	(75,921,158)	—
Net cash (used in) provided by financing activities	(75,771,158)	148,150,365

Net Change in Cash and Cash Equivalents	(353,271)	1,007,564
Cash and Cash Equivalents - Beginning	671,628	8,305
Cash and Cash Equivalents - Ending	$318,357	$1,015,869

Non-Cash Investing and Financing Activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$1,351,832	$13,230,909
Deferred underwriter fee payable	$—	$5,406,250

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

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from August 24, 2021 (inception) through March 31, 2024 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), and, since the completion of the Initial Public Offering, a search for a target to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of gains on marketable securities held in the Trust Account, as well as interest and dividend income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

Business Combination Agreement

On January 2, 2024, the Company entered into a business combination agreement with Pomvom Ltd., a company organized under the laws of Israel (“Pomvom,” and such agreement, the “Business Combination Agreement”), pursuant to which, among other things and subject to the terms and conditions contained therein (i) Pomvom will cause a company organized under the laws of the State of Israel and wholly owned by a trustee (the “NewPubCo”) to be formed, (ii) Pomvom will cause a Cayman Islands exempted company and wholly owned, direct subsidiary of NewPubco (“Merger Sub”) to be formed, (iii) Pomvom will cause NewPubCo and Merger Sub to become a party to the Business Combination Agreement by delivering a joinder to the Business Combination Agreement, (iv) Pomvom will effect the Share Split (as defined therein), (v) NewPubco, the shareholders of Pomvom and the holders of equity awards of Pomvom will effect the Equity Exchange (as defined therein), and (vi) Merger Sub will merge with and into the Company, with the Company surviving the merger as a direct wholly owned subsidiary of NewPubCo (the “Merger”).

On April 22, 2024, the Company and Pomvom entered into an amendment (the “Amendment”) to the Business Combination Agreement. Pursuant to the Amendment, the Company and Pomvom agreed to (i) extend the date by which the Company and Pomvom must determine all members of the Board of the post-combination company from April 30, 2024 to June 30, 2024, (ii) extend the date by which an independent compensation consultant shall present a benchmark analysis of the compensation packages for officers and directors of public market companies that are comparable to Pomvom and recommendations for officer and director compensation packages to the Pomvom’s compensation committee and board of directors in connection with their review and approval of such packages from April 30, 2024 to June 30, 2024, and (iii) extend the Minimum Equity Financing Proceeds Termination Date (as defined in the Business Combination Agreement) from June 30, 2024 to August 31, 2024.

Liquidity Capital Resources and Going Concern

As of March 31, 2024, the Company had $318,357 in its operating bank account and a working capital deficit of $221,502 (excluding cash and marketable securities held in the Trust Account and the deferred underwriter fee payable) compared to $671,628 in its operating bank account and working capital of $554,474 (excluding cash and marketable securities held in the Trust Account and the deferred underwriter fee payable) as of December 31, 2023.

The Company’s liquidity needs through March 31, 2024 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares” or the “Founder Shares”), the Initial Public Offering and the issuance of the Private Units (see Note 3 and Note 4). Additionally, the Company drew on the Promissory Note (as defined below) to pay certain offering costs (see Note 4).

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

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, the financial statements do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2023 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. As of March 31, 2024 and December 31, 2023, the Company had $318,357 and $671,628 in cash and cash equivalents, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2024 and December 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2024, 7,259,615 Class A ordinary shares subject to possible redemption are presented as temporary equity, at redemption value, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

The Class A ordinary shares subject to possible redemption is reflected on the balance sheet at March 31, 2024 as follows:

Gross proceeds from Initial Public Offering	$143,750,000
Less:
Proceeds allocated to public warrants	(354,359)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(8,642,235)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	18,948,600
Class A ordinary shares subject to possible redemption at December 31, 2023	153,702,006
Redemption of Class A ordinary shares	(75,921,158)
Re-measurement of Class A ordinary shares subject to possible redemption	1,351,832
Class A ordinary shares subject to possible redemption at March 31, 2024	$79,132,680

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

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance and remeasured at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative financial instruments is evaluated at the end of each reporting period. There were no derivative financial instruments accounted for as liabilities as of March 31, 2024 and December 31, 2023.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2024 and December 31, 2023. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share for the three months ended March 31, 2024 (in dollars, except share amounts):

Three Months Ended
March 31, 2024
Net income	$575,856
Accretion of temporary equity to redemption value	(1,351,832)
Net loss including accretion of temporary equity to redemption value	$(775,976)

	Three Months Ended
	March 31, 2024
			Class B Non-
	Class A Redeemable	Class A Non-redeemable	redeemable
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income by class	$326,250	$34,267	$215,339

Less: Accretion allocation based on ownership percentage	$(765,877)	$(80,442)	(505,513)
Allocation of accretion of temporary equity to redeemable shares	1,351,832	—	—
Total net income (loss) by class	$912,205	$(46,175)	(290,173)

Denominator:
Weighted average shares outstanding	7,885,143	762,500	4,791,667
Basic and diluted net income (loss) per share	$0.12	$(0.06)	(0.06)

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

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and nontaxable or nondeductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU 2023-09 also requires entities to disclose net income taxes paid or received to federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2023-09 would have on its financial position, results of operations or cash flows.

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

An aggregate of $10.20 per Unit sold in the Initial Public Offering was deposited in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment

Company Act, as determined by the Company. As of March 31, 2024, $79,132,680 was held in the Trust Account. In addition, $318,357 of operating cash is not held in the Trust Account and is available for working capital purposes.

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

Related Party Loans

In addition, to finance transaction costs in connection with an initial business combination, the initial shareholders, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent units of the post initial business combination entity at a price of $10.00 per private placement-equivalent unit. These units would be identical to the Private Units. As of March 31, 2024 and December 31, 2023, the Company had no outstanding Working Capital Loans.

Promissory Note – Related Party

On January 26, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. As of January 18, 2023, the Company had borrowed $237,234 under the Promissory Note. On January 18, 2023 the Company paid $245,540 to the Sponsor, resulting in an overpayment of $8,306 that was recorded as a related party receivable, which was subsequently refunded to the Company prior to December 31, 2023. The Promissory Note was non-interest bearing. As of March 31, 2024 and December 31, 2023, the outstanding balance under the Promissory Note was $0.

On January 18, 2024, the Company issued a promissory note in the amount of $600,000 to pay for up to twelve additional one-month extension payments (the “Extension Note”). On each of January 18, 2024, February 20, 2024, and March 12, 2024, the Company drew $50,000, $150,000 in the aggregate, against the Extension Note to pay for each additional one-month extension. The Extension Note bears no interest and is repayable in full (subject to amendment or waiver) upon the earlier of (i) the date of the consummation of the Company’s initial business combination, or (ii) the date of the Company’s liquidation.

As of March 31, 2024 and December 31, 2023, there was $150,000 and $0 outstanding under the Extension Note.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor commencing on the date the securities of the Company are first listed on the Nasdaq Global Market, pursuant to a Registration Statement on Form S-1 filed by the Company with the SEC and continuing until the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation. The Company will pay $10,000 per month to the Sponsor for certain office space, utilities and secretarial and administrative services as may be reasonably required from time to time. As of March 31, 2024 and December 31, 2023, the Company has incurred and accrued $146,129 and $116,129, respectively, in due to related party related to the agreement. The $30,000 and $26,129 incurred for the three months ended March 31, 2024 and 2023 has been included in administrative expense - related party in the statements of operations.

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

Underwriting Agreement

The Company granted the underwriters a 45- day option from the date of Initial Public Offering to purchase up to 1,875,000 additional Public Units to cover overallotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters exercised the option in full on January 18, 2023. The underwriters were entitled to a cash underwriting discount of $2,500,000, which was paid upon the closing of the Initial Public Offering. The underwriters are also entitled to a deferred cash underwriting discount of 3.50% of the gross proceeds of the Initial Public Offering and 5.50% of the gross proceeds from the sale of the Public Units sold pursuant to the over-allotment option, or $5,406,250, payable to the underwriters for deferred underwriting commissions. The full amount of the deferred cash underwriting discount was placed in the Trust Account and will be released to the underwriters only on, and concurrently with, the completion of an initial business combination.

Note 6 — Shareholders’ Equity (Deficit)

Preference shares - The Company is authorized to issue 2,000,000 preference shares with a par value of $0.0001 per preference share and with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of March 31, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A ordinary shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per Class A ordinary share. In connection with the shareholders’ vote at an extraordinary general meeting of shareholders held on January 8, 2024 (the “Meeting”), holders of 7,115,385 Class A ordinary shares of the Company exercised their right to redeem such shares.

Accordingly, as of March 31, 2024 and December 31, 2023, there were 762,500 Class A ordinary shares issued or outstanding, excluding 7,259,615 and 14,375,000 shares of Class A ordinary shares issued and outstanding subject to possible redemption, respectively.

Class B ordinary shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per Class B ordinary share. Holders are entitled to one vote for each Class B ordinary share. As of March 31, 2024 and December 31, 2023, there were 4,791,667 Class B ordinary shares issued and outstanding.

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

Note 7 — Fair Value Measurements

At March 31, 2024 and December 31, 2023, the Company’s cash and marketable securities held in the Trust Account were valued at $79,132,680 and $153,702,006, respectively. The cash and marketable securities held in the Trust Account must be recorded on the balance sheet at fair value and are subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The following table presents the fair value information, as of March 31, 2024 and December 31 2023, of the Company’s financial assets that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s cash and marketable securities held in the Trust Account are based on dividend and interest income and market fluctuations in the value of invested marketable securities, which are considered observable. The fair value of the marketable securities held in trust is classified within Level 1 of the fair value hierarchy.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	March 31,2024
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents(1)	$318,357	$—	$—
Cash and marketable securities held in Trust Account(2)	$79,132,680	$—	$—

	December 31, 2023
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents(1)	$671,628	$—	$—
Cash and marketable securities held in Trust Account(2)	$153,702,006	$—	$—
(1)	The fair value of money market funds have been measured on a recurring basis using Level 1 inputs, which are based on unadjusted quoted market prices within active markets.
(2)	The fair value of the marketable securities held in the Trust Account approximates the carrying amount primarily due to their short-term nature.

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

Note 8 — Subsequent Events

On April 16, 2024, the Company drew an additional $50,000 against the Extension Note to extend the Termination Date to May 18, 2024.

On April 22, 2024, the Company and Pomvom entered into an amendment (the “Amendment”) to the Business Combination Agreement. Pursuant to the Amendment, the Company and Pomvom agreed to (i) extend the date by which the Company and Pomvom must determine all members of the board of directors of the post-combination company from April 30, 2024 to June 30, 2024, (ii) extend the date by which an independent compensation consultant shall present a benchmark analysis of the compensation packages for officers and directors of public market companies that are comparable to Pomvom and recommendations for officer and director compensation packages to the Pomvom’s compensation committee and board of directors in connection with their review and approval of such packages from April 30, 2024 to June 30, 2024, and (iii) extend the Minimum Equity Financing Proceeds Termination Date (as defined in the Business Combination Agreement) from June 30, 2024 to August 31, 2024.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (an “initial business combination”), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and “variations” and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of an initial business combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (our “Annual Report”), filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a newly organized blank check company incorporated on August 24, 2021, as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar combination with one or more businesses or assets, which we refer to throughout this Quarterly Report on Form 10-Q as our initial business combination. We have generated no revenues to date, and we do not expect that we will generate operating revenues at the earliest until we consummate our initial business combination. While we may pursue an initial business combination target in any industry or sector, we intend to focus our search on high-growth technology companies that are domiciled in Israel, that carry out all or a substantial portion of their activities in Israel, or that have some other significant Israeli connection.

Recent Developments

On January 2, 2024, we entered into the Business Combination Agreement with Pomvom Ltd. (“Pomvom”), pursuant to which, among other things and subject to the terms and conditions contained therein (i) Pomvom will cause a company organized under the laws of the State of Israel and wholly owned by a trustee (the “NewPubco”) to be formed, (ii) Pomvom will cause a Cayman Islands exempted company and wholly owned, direct subsidiary of NewPubco (“Merger Sub”) to be formed, (iii) Pomvom will cause NewPubco and Merger Sub to become a party to the Business Combination Agreement by delivering a joinder to the Business Combination Agreement, (iv) Pomvom will effect the Share Split (as defined below), (v) NewPubco, the shareholders of Pomvom and the holders of equity awards of Pomvom will effect the Equity Exchange (as defined below), and (vi) Merger Sub will merge with and into the Company, with the Company surviving the merger as a direct wholly owned subsidiary of NewPubCo (the “Merger”). The collective transactions referenced in (i)-(vi) are hereinafter referred to as the “Transactions”. The terms of the Business Combination Agreement, which contain customary representations and warranties, covenants, closing conditions, termination provisions, and other terms relating to the Merger, are summarized in the Recent Developments section in Item 2 to Part I of our Annual Report.

On January 18, 2024, the Company issued an unsecured promissory note to the Sponsor, to pay for up to twelve additional one-month extension payments (the “Extension Note”). On each of January 18, 2024, February 20, 2024, and March 12, 2024, the Company drew $50,000, $150,000 in the aggregate, against the Extension Note to pay for each additional one-month extension. The Extension Note bears no interest and is repayable in full (subject to amendment or waiver) upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) the date of the Company’s liquidation.

On April 22, 2024, we entered into an amendment with Pomvom (the “Amendment”) to the Business Combination Agreement. Pursuant to the Amendment, the we agreed with Pomvom to (i) extend the date by which all members of the board of directors of the post-combination company shall be agreed determined from April 30, 2024, to June 30, 2024, (ii) extend the date by which an independent compensation consultant shall present a benchmark analysis of the compensation packages for officers and directors of public market companies that are comparable to Pomvom and recommendations for officer and director compensation packages to the Pomvom’s compensation committee and board of directors in connection with their review and approval of such packages from April 30, 2024, to June 30, 2024, and (iii) extend the Minimum Equity Financing Proceeds Termination Date (as defined in the Business Combination Agreement) from June 30, 2024, to August 31, 2024.

Results of Operations

As of March 31, 2024, we had not commenced any operations. All activity from inception through March 31, 2024 relates to our formation and initial public offering (the “Initial Public Offering”), and, since the completion of the Initial Public Offering, our search for a target to consummate a business combination. We will not generate any operating revenues until after the completion of an initial business combination, at the earliest. We will generate non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering and placed in a U.S.-based trust account (the “Trust Account”). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had net income of $575,856, which consisted of listing expenses of $117,464, administrative expenses of $37,029, legal and accounting expenses of $378,580, dues and subscriptions expense of $34,535, and insurance expense of $64,167, offset by dividends income on marketable securities held in the Trust Account of $1,201,832, and dividends and interest on cash and cash equivalents of $5,799.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2024, we had $318,357 in cash and cash equivalents held outside of the Trust Account and a working capital deficit of $221,502 (excluding cash and marketable securities held in the Trust Account and the deferred underwriter fee payable).

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

For the three months ended March 31, 2024, net cash provided by operating activities was $848,561. Net income of $575,856 was adjusted by $272,705 changes in operating assets and liabilities. Net cash provided by investing activities was $74,569,326 related to proceeds from redemption of marketable securities held in Trust Account of $75,921,158, offset by the purchase of marketable securities held in Trust Account of $150,243, as well as dividends received from and reinvestment of marketable securities of $1,201,589. Net cash used in financing activities was $75,771,158 related to payment of redemptions on Class A ordinary shares subject to redemption of $75,921,158, offset by $150,000 of payments made by the Sponsor for Trust extension fees.

As of March 31, 2024, we had marketable securities held in the Trust Account of $79,132,680 (including approximately $1,201,832 of gains on marketable securities) consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting fees and income taxes payable), to complete our initial business combination. To the extent that our capital shares or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2024, we had cash and cash equivalents of $318,357 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

We may need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial business combination. We expect to incur significant costs related to identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year from the date that the financial statements accompanying this Quarterly Report on Form 10-Q are issued.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit, at the option of the lender. As of March 31, 2024, we did not have any outstanding working capital loans.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of March 31, 2024.

The underwriters of the Initial Public Offering are entitled to a deferred discount of $0.35 per Unit, or $5,406,250 in the aggregate. The deferred discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates as of March 31, 2024.

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and nontaxable or nondeductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU 2023-09 also requires entities to disclose net income taxes paid or received to federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2023-09 would have on its financial position, results of operations or cash flows.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024.

The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedures are designed to provide a reasonable level of assurance that the objectives of the system will be met.

Remediation of Previously Identified Material Weakness

As previously disclosed in Part II, Item 9A of our Annual Report on Form 10 - K for the year ended December 31, 2023, we identified a material weakness related to the fact that we have not yet designed and maintained effective controls relating to the accounting for offering costs related to the Company’s initial public offering. Specifically, certain accounting costs incurred through December 31, 2022 not directly or incrementally related to the initial public offering were incorrectly recorded as deferred offering costs rather than expensed as incurred. During 2023, we implemented a remediation plan, which included a control that our principal financial officer performing additional post-closing review procedures including consulting with subject matter experts related to the accounting for certain offering expenses. As of March 31, 2024, we completed testing over the design and operating effectiveness of the relevant control to conclude that the material weakness was remediated as of March 31, 2024.

Changes in Internal Control over Financial Reporting

Except for remediation of the material weakness described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1.A. Risk Factors

Except as provided below, there have been no material changes to the Risk Factors previously disclosed in Item 1A. to Part I of our Annual Report on Form 10-K filed with the SEC on March 28, 2024. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Beginning in January 2022, there has been a precipitous drop in the market values of companies formed through transactions with special purpose acquisition companies (“SPACs”). Accordingly, securities of companies such as ours may be more volatile than other securities and may involve special risks.

Beginning in January 2022, there has been a precipitous drop in the market values of companies formed through transactions with SPACs like the Company. In recent months, inflationary pressures, increases in interest rates and other adverse economic and market forces have contributed to these drops in market value. As a result, the value of our securities are subject to potential downward pressures, which may result in high redemptions of the cash available from the Trust Account. If there are substantial redemptions, there will be a lower public float of the post-business combination company following the Closing, which may cause further volatility in the price of the Company’s securities and adversely impact the ability of Present Experience to secure financing following the Closing. Additionally, substantial redemptions could prevent satisfaction of the Minimum Cash Condition.

The SEC adopted final rules to regulate special purpose acquisition companies that may increase our costs and the time needed to complete an initial business combination.

With respect to the regulation of SPACs like us, the SEC adopted new rules on January 24, 2024 (the “SPAC Rules”) relating to, among other items, enhanced disclosures in business combination transactions involving SPACs and private operating companies; modified condensed financial statements requirements applicable to transactions involving shell companies; additional disclosure obligations and requirements for the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; broadening the potential liability of certain participants in proposed business combination transactions; and discussing and providing guidance regarding the extent to which SPACs could become subject to regulation under the Investment Company Act, including summarizing the SEC staff’s views on the facts and circumstances that are relevant to making a determination as to whether a SPAC meets the definition of an “investment company” under the Investment Company Act. These SPAC Rules may materially adversely affect our ability to consummate an initial business combination, its activities prior to the consummation thereof, and may increase the costs and time related thereto.

In the adoption of the SPAC Rules, the SEC affirmatively chose not to adopt a quantitative, bright-line safe harbor that would provide certainty as to when a SPAC’s pre-business combination activities would not result in the SPAC being treated as an investment company under the Investment Company Act. Instead, the SEC staff expressed its views regarding a five-factor qualitative test, known as the Tonopah factors, to be applied to the facts and circumstances of any SPAC’s activities to determine whether or not the SPAC is acting as an “investment company” under the Investment Company Act. Consequently, there remains uncertainty concerning the applicability of the investment Company Act to any particular SPAC, as the interpretation and application of the Tonopah factors are subjective in nature. It is possible that a claim could be made that we have been operating an unregistered investment company. This risk may be increased if we continue to hold the funds in the Trust Account in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, rather than instructing the trustee to liquidate the securities in the Trust Account and hold the funds in the Trust Account in cash.

See also the section entitled “Risk Factors — If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.”

Conditions in Israel, including Israel’s war against Hamas and other terrorist organizations in the Gaza Strip and a potential escalation of the conflict on Israel’s northern border, may materially and adversely affect our business and results of operations.

In early October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched rocket attacks on Israel, which continue through the date of this proxy statement/prospectus. These attacks resulted in a substantial number of deaths, injuries and kidnapping of civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas. Israel called up several hundred thousand reservists and responded with extensive aerial attacks and a broad ground attack on terrorist targets in Gaza.

In addition, Hezbollah, a terrorist group operating from Lebanon, has launched missile, rocket and shooting attacks against Israeli military sites, troops, and civilian areas in northern Israel. In response to these attacks, the Israeli army has carried out a number of targeted strikes on Hezbollah in southern Lebanon and targets in Syria. The Houthis, a terrorist group operating from Yemen, is threatening to limit the movement of marine shipments to Israel through the Gulf of Aden and Red Sea, and terrorist groups have also attacked U.S. military targets in the Middle East. As of the date of this report, the military campaign against Hamas and other terrorist organizations is ongoing and could escalate into a larger regional conflict, including risk from Iran and other groups in the region.

Although we continue to monitor the situation closely, to date our operations in Israel have continued without material interruption. None of our employees were directly harmed as a result of the war. Since October 2023, fewer than 10% of our personnel in Israel were called up for military reserve duty as the result of the war. We cannot predict whether there will be further mobilization of reservists, and any further mobilization could impact employees in Israel, including employees who will serve in critical roles in the Company. If a significant number of employees are called for active duty, or forced to stay at home, our operations in Israel and its business may be adversely affected. This is a rapidly changing situation, and we cannot predict its long-term consequences, which could include further regional instability, a deterioration of Israel’s economic and political standing, geopolitical shifts, and adverse effects on trade between Israel and its trading partners, macroeconomic conditions, security conditions and financial markets. There can be no assurance that a significant expansion or worsening of the war will not have a material adverse effect on our ongoing development efforts, business, financial condition and operating results. Commercial insurance does not cover losses that may occur as a result of events associated with war and terrorism. Although the Israeli government currently covers the real value of property damage that is caused by terrorist attacks or acts of war, such coverage would likely be limited, may not be applicable to the post-business combination company’s business (either due to the geographic location of its offices within Israel or the type of business that it operates) and may not fully cover loss of revenue or economic losses more generally. Furthermore, we cannot assure you that this government coverage will be maintained or that it will sufficiently cover the post-business combination company’s potential damages, or whether such coverage would be timely provided. Any losses or damages incurred as a result of the current conflict in Israel, or any similar conflicts in the future, could have a material adverse effect on the post-business combination company’s business, financial condition and results of operations.

If we are unable to consummate an initial business combination by January 18, 2025, we will cease all operations except for the purpose of winding up and redeeming its outstanding public shares and liquidating.

If we are unable to find a suitable target business and consummate an initial business combination by January 18, 2025 (assuming the monthly extension are fully exercised), we will cease all operations except for the purpose of winding up and redeeming 100% of the outstanding public shares and liquidating. Our ability to complete a business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our Articles of Association provide that, if we wind up for any other reason prior to the consummation of the initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.20 per public share, or less than $10.20 per public share, on the redemption of their public shares, and our public warrants will expire worthless. See the section entitled “Risk Factors — If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by our shareholders may be less than $10.20 per public share.” and other risk factors herein.

If we have not consummated an initial business combination by January 18, 2025, our public shareholders may be forced to wait beyond such period before redemption from its Trust Account.

If we have not consummated an initial business combination by January 18, 2025, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares. Any redemption of public shareholders from the Trust Account will be effected automatically by function of our Articles prior to any voluntary winding up. If we are required to wind up, liquidate the Trust Account and distribute such amount therein, pro rata, to its public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond January 18, 2025. We have no obligation to return funds to investors prior to the date of its redemption or liquidation unless, prior thereto, we consummate an initial business combination or amend certain provisions of our Articles, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete an initial business combination and does not amend certain provisions of our Articles. Our Articles provide that, if we wind up for any other reason prior to the consummation of its initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by our shareholders may be less than $10.20 per public share.

Placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we have sought to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, in certain circumstances we have not been able to obtain such a waiver, or even if it has, those third parties may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination by January 18, 2025, or upon the exercise of a redemption right in connection with its initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.20 per public share initially held in the Trust Account, due to claims of such creditors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

As of the end of the fiscal quarter ended March 31, 2024, no director or officer of the Company adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
2.1	Business Combination Agreement, dated as of January 2, 2024, by and between the Company and Pomvom Ltd.	8-K	001-41593	2.1	January 2, 2024
2.2	Amendment No. 1 to the Business Combination Agreement, dated April 22, 2024, between IAC and Pomvom.	8-K	001-41593	2.2	April 24, 2024
3.1	Third Amended and Restated Memorandum and Articles of Association, dated January 8, 2024.	8-K	001-41593	3.1	January 11, 2024
10.1*	Amended and Restated Sponsor Support Agreement, dated April 19, 2024, by and among the Company, Pomvom Ltd. and Israel Acquisitions Sponsor LLC.
10.2	Form of Transaction Support Agreement.	8-K	001-41593	10.2	January 2, 2024
10.3	Form of Registration Rights and Lock-Up Agreement.	8-K	001-41593	10.3	January 2, 2024
10.4	Amendment to the Investment Management Trust Agreement, dated January 8, 2024, by and between the Company and Equiniti Trust Company, LLC.	8-K	001-41593	10.1	January 11, 2024
10.5*	Promissory Note, dated January 18, 2024, by and between the Company and Israel Acquisitions Sponsor.
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a 14(a) and 15d-14(a) under the Security Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a 14(a) and 15d-14(a) under the Security Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File. Formatted in Inline XBRL and contained in exhibit 101.
*	Filed herewith.
**	Furnished herewith.

PART III – SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISRAEL ACQUISITIONS CORP

Date: May 15, 2024	By:	/s/ Ziv Elul
	Name:	Ziv Elul
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Sharon Barzik Cohen
	Name:	Sharon Barzik Cohen
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)