Form 10-Q
period 2024-09-30
Israel Acquisitions Corp
filed 2024-11-15
CIK 1915328

FORM 10-Q

(MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2024

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

As of November 15, 2024, there were 8,022,115 Class A ordinary shares, par value $0.0001 per share issued and outstanding and 4,791,667 Class B ordinary shares, par value $0.0001 per share issued and outstanding.

Page
PART I - FINANCIAL INFORMATION	2
Item 1. Interim Financial Statements (unaudited).	2
Condensed Balance Sheets as of September 30, 2024 and December 31, 2023	2
Condensed Statements of Operations for the three and nine months ended September 30, 2024 and 2023	3
Condensed Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the three and nine months ended September 30, 2024 and 2023	4
Condensed Statements of Cash Flows for the nine months ended September 30, 2024 and 2023	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4. Controls and Procedures	25
PART II - OTHER INFORMATION	27
Item 1. Legal Proceedings	27
Item 1.A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	27
Item 3. Defaults Upon Senior Securities	27
Item 4. Mine Safety Disclosures	27
Item 5. Other Information	27
Item 6. Exhibits	28
PART III - SIGNATURES	29

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ISRAEL ACQUISITIONS CORP

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$26,702	$671,628
Prepaid expenses	29,301	145,114
Cash and Marketable Securities held in Trust Account	81,508,968	153,702,006
Total Current Assets	81,564,971	154,518,748
Total Assets	$81,564,971	$154,518,748

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$183,073	$55,000
Accounts payable	230,903	91,139
Due to related party	90,000	116,129
Promissory note – related party	600,000	—
Deferred underwriting commissions	5,406,250	5,406,250
Total Current Liabilities	6,510,226	5,668,518
Total Liabilities	6,510,226	5,668,518

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 7,259,615 and 14,375,000 shares issued and outstanding at redemption value at September 30, 2024 and December 31, 2023, respectively	81,508,968	153,702,006

Shareholders’ Deficit
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized; 762,500 shares issued and outstanding (excluding 7,259,615 and 14,375,000 shares subject to possible redemption) at September 30, 2024 and December 31, 2023, respectively	76	76
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized; 4,791,667 shares issued and outstanding at September 30, 2024 and December 31, 2023	479	479
Additional paid-in capital	—	—
Accumulated deficit	(6,454,778)	(4,852,331)
Total Shareholders’ Deficit	(6,454,223)	(4,851,776)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$81,564,971	$154,518,748

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISRAEL ACQUISITIONS CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Marketing and advertising expense	$—	$—	$—	$3,732
Administrative expense	—	1,242	13,033	105,961
Administrative expense – related party	30,000	30,000	90,000	86,129
Legal and accounting expense	91,427	84,556	621,852	328,627
Dues and subscriptions expense	1,599	66	73,374	5,914
Listing fee expense	47,265	5,675	169,154	16,438
Insurance expense	63,981	64,167	192,315	184,221
Loss from operations	(234,272)	(185,706)	(1,159,728)	(731,022)

Other income:
Unrealized (loss) gain on marketable securities held in Trust Account	—	(1,424,057)	—	1,678,827
Dividend income on marketable securities held in Trust Account	1,045,197	58,137	3,278,120	58,147
Realized gain on marketable securities held in Trust Account	—	3,310,607	—	3,310,607
Dividend income	—	9,163	7,278	31,236
Interest income	1	1,562	3	1,682
Other income, net	1,045,198	1,955,412	3,285,401	5,080,499
Net income	$810,926	$1,769,706	$2,125,673	$4,349,477

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	7,259,615	14,375,000	7,467,363	13,479,853

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.13	$0.13	$0.38	$0.58

Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares	762,500	762,500	762,500	715,018

Basic and diluted net loss per share, non-redeemable Class A ordinary shares	$(0.03)	$(0.01)	$(0.13)	$(0.67)

Basic and diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	4,791,667	4,791,667	4,791,667	4,791,667

Basic and diluted net loss per share, non-redeemable Class B ordinary shares	$(0.03)	$(0.01)	$(0.13)	$(0.63)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISRAEL ACQUISITIONS CORP

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

	Class A
	Ordinary Shares Subject to Possible		Class A		Class B		Additional		Total
	Redemption		Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2023	14,375,000	$153,702,006	762,500	$76	4,791,667	$479	$—	$(4,852,331)	$(4,851,776)
Remeasurement of Class A ordinary shares to redemption value	—	1,351,832	—	—	—	—	—	(1,351,832)	(1,351,832)
Redemption of Class A ordinary shares	(7,115,385)	(75,921,158)	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	575,856	575,856
Balance - March 31, 2024	7,259,615	79,132,680	762,500	$76	4,791,667	$479	$—	$(5,628,307)	$(5,627,752)
Remeasurement of Class A ordinary shares to redemption value	—	1,181,091	—	—	—	—	—	(1,181,091)	(1,181,091)
Net income	—	—	—	—	—	—	—	738,891	738,891
Balance – June 30, 2024	7,259,615	80,313,771	762,500	$76	4,791,667	$479	$—	$(6,070,507)	$(6,069,952)
Remeasurement of Class A ordinary shares to redemption value	—	1,195,197	—	—	—	—	—	(1,195,197)	(1,195,197)
Net income	—	—	—	—	—	—	—	810,926	810,926
Balance – September 30, 2024	7,259,615	81,508,968	762,500	$76	4,791,667	$479	$—	$(6,454,778)	$(6,454,223)

	Class A
	Ordinary Shares Subject to Possible		Class A		Class B		Additional		Total
	Redemption		Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	—	$—	—	$—	4,791,667	$479	$24,521	$(77,000)	$(52,000)
Issuance of Class A ordinary shares in initial public offering	14,375,000	134,753,406	—	—	—	—	354,359	—	354,359
Sale of private placement units	—	—	762,500	76	—	—	7,624,924	—	7,625,000
Remeasurement of Class A ordinary shares to redemption value	—	13,230,909	—	—	—	—	(8,003,804)	(5,227,105)	(13,230,909)
Net income	—	—	—	—	—	—	—	1,143,965	1,143,965
Balance - March 31, 2023	14,375,000	147,984,315	762,500	$76	4,791,667	$479	$—	$(4,160,140)	$(4,159,585)
Transfer of Founder Shares	—	—	—	—	—	—	95,990	—	95,990
Remeasurement of Class A ordinary shares to redemption value	—	1,743,579	—	—	—	—	(95,990)	(1,647,589)	(1,743,579)
Net income	—	—	—	—	—	—	—	1,435,806	1,435,806
Balance – June 30, 2023	14,375,000	149,727,894	762,500	$76	4,791,667	$479	$—	$(4,371,923)	$(4,371,368)
Remeasurement of Class A ordinary shares to redemption value	—	1,944,687	—	—	—	—	—	(1,944,687)	(1,944,687)
Net income	—	—	—	—	—	—	—	1,769,706	1,769,706
Balance – September 30, 2023	14,375,000	151,672,581	762,500	$76	4,791,667	$479	$—	$(4,546,904)	$(4,546,349)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISRAEL ACQUISITIONS CORP

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2024	2023

Cash Flows from Operating Activities:
Net income	$2,125,673	$4,349,477
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	—	(1,678,827)
Realized gain on marketable securities held in Trust Account	—	(3,310,607)
Excess fair value of transfer of Founder Shares	—	95,990
Changes in operating assets and liabilities:
Prepaid expenses	115,813	(200,780)
Due to related party	(26,129)	86,129
Accounts payable	139,764	34,678
Accrued expenses	128,073	(41,155)
Net cash provided by (used in) operating activities	2,483,194	(665,095)

Cash Flows from Investing Activities:
Purchase and reinvestment of marketable securities held in Trust Account	(3,728,120)	(296,618,147)
Proceeds from redemption of marketable securities held in Trust Account	75,921,158	149,935,000
Net cash provided by (used in) investing activities	72,193,038	(146,683,147)

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares	—	141,250,000
Proceeds from sale of private placement units	—	7,625,000
Payment of promissory note – related party	—	(237,234)
Payment of offering costs	—	(487,401)
Proceeds from promissory note – related party	600,000	—
Redemptions of Class A ordinary shares subject to redemption	(75,921,158)	—
Net cash (used in) provided by financing activities	(75,321,158)	148,150,365

Net Change in Cash and Cash Equivalents	(644,926)	802,123
Cash and Cash Equivalents - Beginning	671,628	8,305
Cash and Cash Equivalents - Ending	$26,702	$810,428

Non-Cash Investing and Financing Activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$3,728,120	$16,919,175
Deferred underwriter fee payable	$—	$5,406,250

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

As of September 30, 2024, the Company had not commenced any operations. All activity for the period from August 24, 2021 (inception) through September 30, 2024 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), and, since the completion of the Initial Public Offering, a search for a target to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of gains on marketable securities held in the Trust Account, as well as interest and dividend income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

On April 22, 2024, the Company entered into an amendment with Pomvom (the “Amendment”) to the Business Combination Agreement. Pursuant to the Amendment, the we agreed with Pomvom to (i) extend the date by which all members of the board of directors of the post-combination company shall be agreed determined from April 30, 2024, to June 30, 2024, (ii) extend the date by which an independent compensation consultant shall present a benchmark analysis of the compensation packages for officers and directors of public market companies that are comparable to Pomvom and recommendations for officer and director compensation packages to the Pomvom’s compensation committee and board of directors in connection with their review and approval of such packages from April 30, 2024, to June 30, 2024, and (iii) extend the Minimum Equity Financing Proceeds Termination Date (as defined in the Business Combination Agreement) from June 30, 2024, to August 31, 2024.

On August 22, 2024, the Company entered into a mutual termination agreement with Pomvom (the “Mutual Termination Agreement”) pursuant to which the Business Combination Agreement was terminated by the mutual consent of the Company and Pomvom, effective as of August 22, 2024. The Company and Pomvom agreed to waive any claim or demand on the part of any of either party against the other party, except in relation to a violation of the Mutual Termination Agreement or a violation of the confidentiality obligations stipulated in the Business Combination Agreement. There are no early termination penalties incurred by the Company or Pomvom in connection with the termination of the Business Combination Agreement.

On October 16, 2024, the Company entered into a non-binding letter of intent with Gadfin Aero-Logistics Systems, a company domiciled in Israel, regarding the potential consummation of a business combination agreement.

Liquidity Capital Resources and Going Concern

As of September 30, 2024, the Company had $26,702 in its operating bank account and a working capital deficit of $1,047,973 (excluding cash and marketable securities held in the Trust Account and the deferred underwriter fee payable) compared to $671,628 in its operating bank account and working capital of $554,474 (excluding cash and marketable securities held in the Trust Account and the deferred underwriter fee payable) as of December 31, 2023.

The Company’s liquidity needs through September 30, 2024 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares” or the “Founder Shares”), the Initial Public Offering and the issuance of the Private Units (see Note 3 and Note 4). Additionally, the Company drew on the Promissory Note (as defined below) to pay certain offering costs (see Note 4).

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2023 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. As of September 30, 2024 and December 31, 2023, the Company had $26,702 and $671,628 in cash and cash equivalents, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2024 and December

31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2024, 7,259,615 Class A ordinary shares subject to possible redemption are presented as temporary equity, at redemption value, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

The Class A ordinary shares subject to possible redemption is reflected on the balance sheet at September 30, 2024 as follows:

Gross proceeds from Initial Public Offering	$143,750,000
Less:
Proceeds allocated to public warrants	(354,359)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(8,642,235)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	18,948,600
Class A ordinary shares subject to possible redemption at December 31, 2023	153,702,006
Redemption of Class A ordinary shares	(75,921,158)
Re-measurement of Class A ordinary shares subject to possible redemption	3,728,120
Class A ordinary shares subject to possible redemption at September 30, 2024	$81,508,968

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

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance and remeasured at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative financial instruments is evaluated at the end of each reporting period. There were no derivative financial instruments accounted for as liabilities as of September 30, 2024 and December 31, 2023.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2024 and December 31, 2023. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share for the three months ended September 30, 2024 (in dollars, except share amounts):

Three Months Ended
September 30, 2024
Net income	$810,926
Accretion of temporary equity to redemption value	(1,195,197)
Net loss including accretion of temporary equity to redemption value	$(384,271)

	Three Months Ended
	September 30, 2024
			Class B Non-
	Class A Redeemable	Class A Non-redeemable	redeemable
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income by class	$459,428	$48,255	$303,243

Less: Accretion allocation based on ownership percentage	$(677,135)	$(71,122)	(446,940)
Allocation of accretion of temporary equity to redeemable shares	1,195,197	—	—
Total net income (loss) by class	$977,490	$(22,867)	(143,697)

Denominator:
Weighted average shares outstanding	7,259,615	762,500	4,791,667
Basic and diluted net income (loss) per share	$0.13	$(0.03)	(0.03)

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share for the nine months ended September 30, 2024 (in dollars, except share amounts):

Nine Months Ended
September 30, 2024
Net income	$2,125,673
Accretion of temporary equity to redemption value	(3,728,120)
Net loss including accretion of temporary equity to redemption value	$(1,602,447)

	Nine Months Ended
	September 30, 2024
			Class B Non-
	Class A Redeemable	Class A Non-redeemable	redeemable
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income by class	$1,204,294	$126,491	$794,888

Less: Accretion allocation based on ownership percentage	$(2,112,157)	$(221,846)	(1,394,117)
Allocation of accretion of temporary equity to redeemable shares	3,728,120	—	—
Total net income (loss) by class	$2,820,257	$(95,355)	(599,229)

Denominator:
Weighted average shares outstanding	7,467,363	762,500	4,791,667
Basic and diluted net income (loss) per share	$0.38	$(0.13)	(0.13)

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share for the three months ended September 30, 2023 (in dollars, except share amounts):

Three Months Ended
September 30, 2023
Net income	$1,769,706
Accretion of temporary equity to redemption value	(1,944,687)
Net loss including accretion of temporary equity to redemption value	$(174,981)

	Three Months Ended
	September 30, 2023
			Class B Non-
	Class A Redeemable	Class A Non-redeemable	redeemable
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income by class	$1,276,497	$67,710	$425,499

Less: Accretion allocation based on ownership percentage	$(1,402,711)	$(74,405)	(467,571)
Allocation of accretion of temporary equity to redeemable shares	1,944,687	—	—
Total net income (loss) by class	$1,818,473	$(6,695)	(42,072)

Denominator:
Weighted average shares outstanding	14,375,000	762,500	4,791,667
Basic and diluted net income per share	$0.13	$(0.01)	(0.01)

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share for the nine months ended September 30, 2023 (in dollars, except share amounts):

Nine Months Ended
September 30, 2023
Net loss from beginning on the year to date of initial public offering	$(6,646)
Net income from date of initial public offering to period end	4,356,123
Total income for the nine months ended September 30, 2023	4,349,477
Accretion of temporary equity to redemption value	(16,919,175)
Net loss including accretion of temporary equity to redemption value	$(12,569,698)

	Nine Months Ended
	September 30, 2023
			Class B Non-
	Class A Redeemable	Class A Non-redeemable	redeemable
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss from inception to date of initial public offering	$—	$—	$(6,646)
Allocation of net income from date of initial public offering to period end	3,142,092	166,667	1,047,364
Total income allocated by class	3,142,092	166,667	1,040,718

Less: Accretion allocation based on ownership percentage	$(12,203,879)	$(647,336)	(4,067,960)
Allocation of accretion of temporary equity to redeemable shares	16,919,175	—	—
Total net income (loss) by class	$7,857,388	$(480,669)	(3,027,242)

Denominator:
Weighted average shares outstanding	13,479,853	715,018	4,791,667
Basic and diluted net income per share	$0.58	$(0.67)	(0.63)

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

An aggregate of $10.20 per Unit sold in the Initial Public Offering was deposited in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. As of September 30, 2024, $81,508,968 was held in the Trust Account. In addition, $26,702 of operating cash is not held in the Trust Account and is available for working capital purposes.

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

Related Party Loans

In addition, to finance transaction costs in connection with an initial business combination, the initial shareholders, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent units of the post initial business combination entity at a price of $10.00 per private placement-equivalent unit. These units would be identical to the Private Units. As of September 30, 2024 and December 31, 2023, the Company had no outstanding Working Capital Loans.

Promissory Note – Related Party

On January 26, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. As of January 18, 2023, the Company had borrowed $237,234 under the Promissory Note. On January 18, 2023 the Company paid $245,540 to the Sponsor, resulting in an overpayment of $8,306 that was recorded as a related party receivable, which was subsequently refunded to the Company prior to December 31, 2023. The Promissory Note was non-interest bearing. As of September 30, 2024 and December 31, 2023, the outstanding balance under the Promissory Note was $0.

On January 18, 2024, the Company issued a promissory note in the amount of $600,000 to pay for up to twelve additional one-month extension payments (the “Extension Note”). On each of January 16, 2024, February 15, 2024, March 11, 2024, April 15, 2024, May 17, 2024, June 14, 2024, July 17, 2024, August 15, 2024 and September 12, 2024, the Company drew $50,000, $450,000 in the aggregate, against the Extension Note to pay for each additional one-month extension. The Extension Note bears no interest and is repayable in full (subject to amendment or waiver) upon the earlier of (i) the date of the consummation of the Company’s initial business combination, or (ii) the date of the Company’s liquidation. As of September 30, 2024 and December 31, 2023, there was $450,000 and $0 outstanding under the Extension Note, respectively.

Additionally, on July 17, 2024, the Company issued an unsecured promissory note to the Sponsor (the “July Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000. The July Promissory Note bears no interest and is repayable in full (subject to amendment or waiver) upon the earlier of (i) the date of the consummation of the Company’s initial business combination, or (ii) the date of the Company’s liquidation. As of September 30, 2024 and December 31, 2023, there was $150,000 and $0 outstanding under the July Promissory Note, respectively.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor commencing on the date the securities of the Company are first listed on the Nasdaq Global Market, pursuant to a Registration Statement on Form S-1 filed by the Company with the SEC and continuing until the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation. The Company will pay $10,000 per month to the Sponsor for certain office space, utilities and secretarial and administrative services as may be reasonably required from time to time. As of September 30, 2024 and December 31, 2023, there is $90,000 and $116,129, respectively, in due to related party related to the agreement. The Company incurred $30,000 and $90,000, respectively for the three and nine months ended September 30, 2024. The Company incurred $30,000 and $86,129, respectively for the three and nine months ended September 30, 2023. Amounts have been included in administrative expense - related party in the statements of operations.

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

Note 6 — Shareholders’ Equity (Deficit)

Preference shares - The Company is authorized to issue 2,000,000 preference shares with a par value of $0.0001 per preference share and with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of September 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A ordinary shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per Class A ordinary share. In connection with the shareholders’ vote at an extraordinary general meeting of shareholders held on January 8, 2024 (the “Meeting”), holders of 7,115,385 Class A ordinary shares of the Company exercised their right to redeem such shares. Accordingly, as of September 30, 2024 and December 31, 2023, there were 762,500 Class A ordinary shares issued or outstanding, excluding 7,259,615 and 14,375,000 shares of Class A ordinary shares issued and outstanding subject to possible redemption, respectively.

Class B ordinary shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per Class B ordinary share. Holders are entitled to one vote for each Class B ordinary share. As of September 30, 2024 and December 31, 2023, there were 4,791,667 Class B ordinary shares issued and outstanding.

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

Note 7 — Fair Value Measurements

At September 30, 2024 and December 31, 2023, the Company’s cash and marketable securities held in the Trust Account were valued at $81,508,968 and $153,702,006, respectively. The cash and marketable securities held in the Trust Account must be recorded on the balance sheet at fair value and are subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The following table presents the fair value information, as of September 30, 2024 and December 31 2023, of the Company’s financial assets that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s cash and marketable securities held in the Trust Account are based on dividend and interest income and market fluctuations in the value of invested marketable securities, which are considered observable. The fair value of the marketable securities held in trust is classified within Level 1 of the fair value hierarchy.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	September 30,2024
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents(1)	$26,702	$—	$—
Cash and marketable securities held in Trust Account(2)	$81,508,968	$—	$—

	December 31, 2023
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents(1)	$671,628	$—	$—
Cash and marketable securities held in Trust Account(2)	$153,702,006	$—	$—
(1)	The fair value of money market funds have been measured on a recurring basis using Level 1 inputs, which are based on unadjusted quoted market prices within active markets.
(2)	The fair value of the marketable securities held in the Trust Account approximates the carrying amount primarily due to their short-term nature.

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

Note 8 — Subsequent Events

On October 16, 2024, the Company drew an additional $50,000 against the Extension Note to extend the Termination Date to November 18, 2024.

Additionally, on October 16, 2024, the Company entered into a non-binding letter of intent with Gadfin Aero-Logistics Systems, a company domiciled in Israel, regarding the potential consummation of a business combination agreement.

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

Additionally, on July 17, 2024, the Company issued an unsecured promissory note to the Sponsor (the “July Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000. The July Promissory Note bears no interest and is repayable in full (subject to amendment or waiver) upon the earlier of (i) the date of the consummation of the Company’s initial business combination, or (ii) the date of the Company’s liquidation. As of September 30, 2024 and December 31, 2023, there was $150,000 and $0 outstanding under the July Promissory Note, respectively.

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

On August 22, 2024, we entered into a mutual termination agreement with Pomvom (the “Mutual Termination Agreement”) pursuant to which the Business Combination Agreement was terminated by the mutual consent of the Company and Pomvom, effective as of August 22, 2024. The Company and Pomvom agreed to waive any claim or demand on the part of any of either party against the other party, except in relation to a violation of the Mutual Termination Agreement or a violation of the confidentiality obligations stipulated in the Business Combination Agreement. There are no early termination penalties incurred by the Company or Pomvom in connection with the termination of the Business Combination Agreement.

On October 16, 2024, the Company entered into a non-binding letter of intent with Gadfin Aero-Logistics Systems, a company domiciled in Israel, regarding the potential consummation of a business combination agreement.

Results of Operations

As of September 30, 2024, we had not commenced any operations. All activity from inception through September 30, 2024 relates to our formation and initial public offering (the “Initial Public Offering”), and, since the completion of the Initial Public Offering, our search for a target to consummate a business combination. We will not generate any operating revenues until after the completion of an initial business combination, at the earliest. We will generate non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering and placed in a U.S.-based trust account (the “Trust Account”). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2024, we had net income of $810,926, which consisted of listing expenses of $47,265, administrative expenses of $30,000, legal and accounting expenses of $91,427, dues and subscriptions expense of $1,599, and insurance expense of $63,981, offset by dividends income on marketable securities held in the Trust Account of $1,045,197, and dividends and interest on cash and cash equivalents of $1. For the three months ended September 30, 2023, we had net income of $1,769,706, which consisted of listing expenses of $5,675, administrative expenses of $31,242, legal and accounting expenses of $84,556, dues and subscriptions expense of $66, and insurance expense of $64,167, offset by interest income, unrealized earnings and dividend income on marketable securities held in the Trust Account of $1,944,687, dividends and interest on cash and cash equivalents of $10,725.

For the nine months ended September 30, 2024, we had net income of $2,125,673, which consisted of listing expenses of $169,154, administrative expenses of $103,033, legal and accounting expenses of $621,852, dues and subscriptions expense of $73,374, and insurance expenses of $192,315, offset by an unrealized gain and dividend income on marketable securities held in the Trust Account of $3,278,120, and dividends and interest on cash and cash equivalents of $7,281. For the nine months ended September 30, 2023, we had net income of $4,349,477, which consisted of listing expenses of $16,438, administrative expenses of $192,090, legal and accounting expenses of $328,627, marketing and advertising expense of $3,732, dues and subscriptions expense of $5,914, and insurance expense of $184,221, offset by interest income, unrealized earnings and dividend income on marketable securities held in the Trust Account of $5,047,581, dividends and interest on cash and cash equivalents of $32,918.

Liquidity, Capital Resources and Going Concern

As of September 30, 2024, we had $26,702 in cash and cash equivalents held outside of the Trust Account and a working capital deficit of $1,047,973 (excluding cash and marketable securities held in the Trust Account and the deferred underwriter fee payable).

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

For the nine months ended September 30, 2024, net cash provided by operating activities was $2,483,194. Net income of $2,125,673 was adjusted by $357,521 changes in operating assets and liabilities. Net cash provided by investing activities was $72,193,038 related to proceeds from redemption of marketable securities held in Trust Account of $75,921,158, offset by the purchase of marketable securities held in Trust Account of $450,470, as well as dividends received from and reinvestment of marketable securities of $3,277,650. Net cash used in financing activities was $75,321,158 related to payment of redemptions on Class A ordinary shares subject to redemption of $75,921,158, offset by $600,000 of payments made by the Sponsor for Trust extension fees.

As of September 30, 2024, we had marketable securities held in the Trust Account of $81,508,968 (including approximately $3,278,120 of gains on marketable securities) consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting fees and income taxes payable), to complete our initial business combination. To the extent that our capital shares or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2024, we had cash and cash equivalents of $26,702 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit, at the option of the lender. As of September 30, 2024, we did not have any outstanding working capital loans.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of September 30, 2024.

The underwriters of the Initial Public Offering are entitled to a deferred discount of $0.35 per Unit, or $5,406,250 in the aggregate. The deferred discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates as of September 30, 2024.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1.A. Risk Factors

There have been no material changes to the Risk Factors previously disclosed in Item 1A. to Part I of our Annual Report and the Risk Factors previously disclosed in Item 1A. of our Quarterly Report on Form 10 - Q for the fiscal quarter ended March 31, 2024. The risks described in our Annual Report and Quarterly Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

As of the end of the fiscal quarter ended September 30, 2024, no director or officer of the Company adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
2.1	Business Combination Agreement, dated as of January 2, 2024, by and between the Company and Pomvom Ltd.	8-K	001-41593	2.1	January 2, 2024
2.2	Amendment No. 1 to the Business Combination Agreement, dated April 22, 2024, between IAC and Pomvom.	8-K	001-41593	2.2	April 24, 2024
3.1	Third Amended and Restated Memorandum and Articles of Association, dated January 8, 2024.	8-K	001-41593	3.1	January 11, 2024
10.1	Promissory Note, dated July 17, 2024, between the Company and Israel Acquisitions Sponsor LLC.	10-Q	001-41593	10.1	August 14, 2024
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a 14(a) and 15d-14(a) under the Security Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a 14(a) and 15d-14(a) under the Security Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File. Formatted in Inline XBRL and contained in exhibit 101.
*	Filed herewith.
**	Furnished herewith.

PART III – SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISRAEL ACQUISITIONS CORP

Date: November 15, 2024	By:	/s/ Ziv Elul
	Name:	Ziv Elul
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 15, 2024	By:	/s/ Sharon Barzik Cohen
	Name:	Sharon Barzik Cohen
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)