Form 10-K
period 2024-12-31
Israel Acquisitions Corp
filed 2025-03-31
CIK 1915328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2024

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

The aggregate market value of the ordinary shares held by non-affiliates of the registrant, computed as of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), was $79,855,765 (based on the $11.00 closing sale price of the Registrant’s Class A ordinary shares on such date).

As of March 31, 2025, there were 1,560,432 Class A ordinary shares, par value $0.0001 per share issued and outstanding.

Documents incorporated by reference: NONE

2

CERTAIN DEFINED TERMS

Unless otherwise stated or unless the context otherwise requires, the terms “we,” “us,” “our,” “IAC” or the “Company” refer to Israel Acquisitions Corp, an exempted limited company incorporated in the Cayman Islands. In this Annual Report on Form 10-K, unless the context otherwise requires, references to:

●	“amended and restated memorandum and articles of association” are to the Fourth Amended and Restated Memorandum and Articles of Association that the company adopted by special resolution and at an extraordinary general meeting of the shareholders on January 6, 2025;
●	“Annual Report on Form 10-K” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024;
●	“BTIG” are to BTIG, LLC the representative of the underwriters;
●	“Business Combination Agreement” are to that certain business combination agreement entered into on January 26, 2025 by and between the Company and Gadfin;
●	“Class A ordinary shares” are to our Class A ordinary shares, par value $0.0001 per share;
●	“Class B ordinary shares” are to our Class B Ordinary shares, par value $0.0001 per share;
●	“Companies Act” are to the Companies Act (2022 Revision) of the Cayman Islands as the same may be amended from time to time;
●	“founder shares” are to our Class B ordinary shares initially issued to the Sponsor in a private placement prior to the Initial Public Offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares are not “public shares”);
●	“Gadfin” are to Gadfin Ltd., a company domiciled in Israel.
●	“Initial Public Offering” are to our initial public offering of 14,375,000 units, at a price of $10.00 per unit, including the issuance of 1,875,000 units as a result of the underwriter’s exercise of its over-allotment option in full, which we consummated on January 18, 2023, generating gross proceeds to us of $143,750,000;
●	“initial shareholders” are to our Sponsor and any other holders of our founder shares prior to the Initial Public Offering (or their permitted transferees);
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“management” or our “management team” are to our officers and directors;
●	“ordinary shares” or “IAC ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;
●	“private placement shares” are to the Class A ordinary shares sold as part of the private placement units;
●	“Private Placement Units” are to the units issued to the Sponsor, BTIG, Exos Capital LLC, and Jones Trading Institutional Services LLC in a private placement simultaneously with the closing of the Initial Public Offering, which Private Placement Units are identical to the units sold in the Initial Public Offering, except that the Private Placement Units are subject to certain limited exceptions as described in this Annual Report on Form 10-K;

●	“private placement warrants” are to the warrants sold as part of the Private Placement Units;
●	“public shareholders” are to the holders of our public shares, including the Sponsor and management team to the extent the Sponsor and/or members of our management team purchase public shares, provided that the Sponsor’s and each member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;
●	“public shares” are to our Class A ordinary shares sold as part of the units in Initial Public Offering (whether they were purchased in the Initial Public Offering or thereafter in the open market);
●	“public warrants” are to our redeemable warrants sold as part of the units in the Initial Public Offering (whether they were purchased in the Initial Public Offering or thereafter in the open market, including warrants that may have been acquired by the Sponsor or its affiliates in the Initial Public Offering or thereafter in the open market);
●	“SPAC” means a special purpose acquisition company;
●	“Sponsor” are to Israel Acquisitions Sponsor LLC, a Delaware limited liability company;
●	“Team” are to our management team, directors, and advisors;
●	“Trust Account” are to the U.S.-based trust account at J.P. Morgan Chase Bank, N.A. maintained by American Stock Transfer & Trust Company, acting as trustee, which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company;
●	“underwriters” are to BTIG, LLC, Exos Securities LLC and JonesTrading Institutional Services LLC, the underwriters in the Initial Public Offering; and
●	“warrants” are to our public warrants and private placement warrants.

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

On January 26, 2025, we entered into the Business Combination Agreement with Gadfin Ltd., a company domiciled in Israel (“Gadfin”). Gadfin is a pioneering technology company revolutionizing the logistics and cargo delivery industry with its innovative hydrogen-powered drones. Specializing in long-range, heavy-duty, zero-emission aerial delivery, Gadfin provides cutting-edge solutions for time-critical, essential cargo transport, especially to less accessible areas. Gadfin’s proprietary technology is designed to address the evolving needs of sectors such as healthcare, logistics, and industrial supply chains, enabling efficient, sustainable, and reliable deliveries across urban and remote areas.

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

In 2024, Israeli tech companies continued to attract major investment. According to IVC-LeumiTech’s report covered by Crowdfund Insider, Israeli companies managed to raise approximately $9.6 billion from investors through 453 different deals. We believe that Israel’s tech ecosystem remains strong and offers great opportunities for investors. The resilience and ongoing success of the Israeli tech market reflect the attractive opportunity for tech investment.

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

Business Combination Agreement – Proposed Business Combination with Gadfin

On January 26, 2025, the Company and Gadfin entered into the Business Combination Agreement, pursuant to which, among other things, and subject to the terms and conditions contained therein (i) Gadfin will cause a company organized under the laws of the State of Israel and wholly owned by a trustee (the “NewPubco”) to be formed, (ii) Gadfin will cause a company organized under the laws of the State of Israel and wholly owned, direct subsidiary of NewPubco (“Merger Sub 1”) to be formed, (iii) Gadfin will cause a Cayman Islands exempted company and wholly owned, direct subsidiary of NewPubco (“Merger Sub 2”) to be formed, (iv) Gadfin will cause NewPubco, Merger Sub 1 and Merger Sub 2 to become a party to the Business Combination Agreement by delivering a joinder to the Business Combination Agreement, (v) Gadfin will effect the Share Split, (vi) NewPubco, the shareholders of Gadfin and the holders of equity awards of Gadfin will effect the Acquisition Merger (as defined herein), (vii) Merger Sub 1 will merge with and into Gadfin, with Gadfin surviving the merger as a direct wholly owned subsidiary of NewPubco (the “Acquisition Merger”), and (viii) Merger Sub 2 will merge with and into the Company, with the Company surviving the merger as a direct wholly owned subsidiary of NewPubco (the “IAC Merger”, and together with the Acquisition Merger, the “Mergers”). The collective transactions referenced in (i)-(viii) are hereinafter referred to as the “Transactions”. The terms of the Business Combination Agreement, which contain customary representations and warranties, covenants, closing conditions, termination provisions, and other terms relating to the Transactions, are summarized below. Capitalized terms used but not defined herein shall have the meanings ascribed thereto in the Business Combination Agreement.

Share Split and Equity Exchange

Prior to the closing of the Transactions (the “Closing”), Gadfin will effect a share split under which each ordinary share and preferred share of Gadfin issued and outstanding will be split into a number of ordinary shares or preferred shares, as applicable, determined by multiplying each such ordinary share or preferred share of Gadfin, as applicable, by the Split Factor (the “Share Split”).

Under the Business Combination Agreement, holders of Gadfin equity interests are expected to receive approximately $200,000,000 (the “Gadfin Equity Value”) in aggregate consideration in the form of NewPubco Ordinary Shares, equal to the quotient obtained by dividing (a) the Gadfin Equity Value by (b) the fully diluted number of Gadfin ordinary shares and preferred shares (including ordinary shares issuable upon exercise, vesting and settlement of Gadfin options and Gadfin warrants and other convertible securities of Gadfin); provided however, in the event Gadfin does not record at least $4,500,000 in deferred revenue by the Closing Date, the Gadfin Equity Value shall be $150,000,000.

In addition, following the Closing and subject to the occurrence of the $12.50 Share Price Milestone and/or the $15.00 Share Price Milestone, NewPubco shall issue to each holder of Gadfin as of immediately prior to the Acquisition Merger Effective Time (as defined below), a certain number of Price Adjustment Earnout Shares, subject to the terms and conditions set forth therein.

Immediately after the Share Split, and at the effective time of the Acquisition Merger, Merger Sub 1 will be merged with and into Gadfin upon the terms and subject to the conditions set forth in the Business Combination Agreement, and in accordance with the applicable provisions of the Israeli Companies Law (“ICL”), whereupon the separate corporate existence of Merger Sub 1 will cease and Gadfin will continue its existence under the ICL as the surviving corporation and become a wholly owned subsidiary of NewPubco (the “Acquisition Surviving Sub”), on the terms and subject to the conditions set forth in the Business Combination Agreement. From and after the effective time of the Acquisition Merger, Gadfin will possess all the rights, powers, privileges, properties and franchises and be subject to all of the obligations, liabilities and duties of Gadfin and Merger Sub 1, all as provided under the ICL. As soon as practicable after the determination of the date on which the Closing is to take place, each of Gadfin and Merger Sub 1 shall, in coordination with each other, deliver to the Israeli Register of Companies (the “Companies Registrar”) a notice of the contemplated Acquisition Merger, setting forth the proposed date of the Closing on which the Companies Registrar is requested to issue a certificate evidencing the Acquisition Merger in accordance with Section 323(5) of the ICL (the “Certificate of Merger”), after another notice that the Closing has occurred is served to the Companies Registrar, which the parties shall deliver as of the date of Closing Date. The Acquisition Merger will become effective upon the issuance by the Companies Registrar of the Certificate of Merger in accordance with Section 323(5) of the ICL (such time as the Acquisition Merger becomes effective being the “Acquisition Merger Effective Time”).

At the Acquisition Merger Effective Time, by virtue of the Acquisition Merger and without any action on the part of Gadfin, Merger Sub 1 or any holders of ordinary shares or preferred shares of Gadfin or shares of Merger Sub 1: (i) all ordinary shares or preferred shares of Gadfin that are owned by Gadfin or any wholly owned subsidiary of Gadfin, if any, shall be deemed to have been transferred to NewPubco and no consideration shall be delivered or deliverable in exchange therefor, (ii) each ordinary share of Gadfin issued and outstanding immediately prior to the Acquisition Merger Effective Time (except for treasury shares of Gadfin) will, by virtue of the Acquisition Merger and upon the terms and subject to the conditions set forth in the Business Combination Agreement, automatically be deemed to have been converted and represent only the right to receive a number of NewPubco Ordinary Shares equal to the Company Merger Ratio, (iii) each preferred share of Gadfin issued and outstanding immediately prior to the Acquisition Merger Effective Time (except for treasury shares of Gadfin) will, by virtue of the Acquisition Merger and upon the terms and subject to the conditions set forth in the Business Combination Agreement, automatically be deemed to have been converted and represent only the right to receive a number of NewPubco Ordinary Shares equal to the Company Merger Ratio, (iv) unless otherwise exercised prior to the Acquisition Merger Effective Time, each warrant of Gadfin issued and outstanding immediately prior to the Acquisition Merger Effective Time, will, by virtue of the Acquisition Merger and upon the terms and subject to the conditions set forth in the Business Combination Agreement, be converted and represent the right to receive a warrant to purchase NewPubco Ordinary Shares equal to the number of ordinary shares of Gadfin subject to such warrant, multiplied by (A) the Split Factor, and (B) the Company Merger Ratio, (v) immediately prior to the Acquisition Merger Effective Time and pursuant to the resolutions of the board of directors of Gadfin, all outstanding Company Options shall be assumed by NewPubco, (vi) each Company Option of Gadfin that is issued and outstanding prior to the Acquisition Merger Effective Time will automatically cease to represent a right to acquire an ordinary share of Gadfin and shall automatically be assumed by NewPubco and converted into an option to acquire such number of NewPubco Ordinary Shares equal to the number of ordinary shares of Gadfin subject to such option, multiplied by (A) the Split Factor, and (B) the Company Merger Ratio, and (vii) each ordinary share of Merger Sub 1 issued and outstanding immediately prior to the Acquisition Merger Effective Time will be converted into one ordinary share of the Acquisition Surviving Company, and all such ordinary shares shall constitute the only outstanding share capital of the Acquisition Surviving Company.

IAC Merger and IAC Merger Consideration

Immediately after the Acquisition Merger Effective Time and on the terms and subject to the conditions set forth in the Business Combination Agreement and in accordance with the Companies Act (as revised) of the Cayman Islands (the “Cayman Companies Law”), the Company will consummate the IAC Merger (the date on which the IAC Merger occurs referred to herein as the “IAC Merger Closing Date”). On the IAC Merger Closing Date, the Company, NewPubco and Merger Sub 2 will (i) cause the a plan of merger, in such form as mutually agreed by the Company and Gadfin (the “Plan of Merger”) to be duly executed and filed with the Registrar of Companies of the Cayman Islands as provided by Section 233 of the Cayman Companies Law, and (ii) make any other filings, recordings or publications required to be made by the Company or Merger Sub 2 under the Cayman Companies Law in connection with the IAC Merger. The IAC Merger will become effective on the date as specified in the Plan of Merger in accordance with the Cayman Companies Law. The IAC Merger shall become effective on the date and time as specified in the Plan of Merger that has been registered by the Registrar of Companies of the Cayman Islands (such date and time is hereinafter referred as the “IAC Merger Effective Time”). Following the IAC Merger Effective Time, the (i) separate existence of Merger Sub 2 will cease, it will be struck off the Register of Companies in the Cayman Islands and the Company shall continue as the surviving company of the IAC Merger (“IAC Surviving Company”) and (ii) IAC will (A) become a direct, wholly owned subsidiary of NewPubco, (B) continue to be governed by the Laws of the Cayman Islands, and (C) succeed to and assume all of the rights, properties and obligations of Merger Sub 2 in accordance with the Cayman Companies Law, and the shareholders of the Company will be entitled to the IAC Merger Consideration (as defined below).

Under the Business Combination Agreement, at the IAC Merger Effective Time, (a) each IAC unit, consisting of one IAC Class A Share (as defined below) and one IAC Warrant (as defined below, and such units the “IAC Units”) issued and outstanding immediately prior to the IAC Merger Effective Time will be automatically detached and the holder will be deemed to hold one IAC Class A ordinary share, par value $0.0001 (the “IAC Class A Shares”) and one warrant entitling the holder to purchase one IAC Class A Share at a price of $11.50 (the “IAC Warrants”), (b) each Class B ordinary share of the Company, par value $0.0001 (the “IAC Class B Shares”) will automatically be converted into one IAC Class A Share and each IAC Class B Share will no longer be outstanding and will be automatically cancelled, (c) each IAC Class A Share issued and outstanding prior the IAC Merger Effective Time will automatically be cancelled in exchange for the right to receive one NewPubco Ordinary Share for each IAC Class A Share, (the “IAC Merger Consideration”), (d) each IAC Warrant that is outstanding and unexercised immediately prior to the IAC Merger Effective Time will cease to represent an IAC Warrant in respect of IAC Shares and will be assumed by NewPubco and automatically converted into a warrant to acquire NewPubco Ordinary Shares, (e) any IAC Share owned by the Company as treasury shares or by a subsidiary of the Company immediately prior to the IAC Merger Effective Time will be automatically cancelled and will cease to exist without any conversion or payment therefor, (f) each IAC share subject to redemption rights issued and outstanding immediately prior to the IAC Merger Effective Time will be automatically cancelled and cease to exist and will thereafter represent only the right to be paid a pro rata share of the redemption amount in accordance with the Company’s Articles of Association, (g) each IAC share issued and outstanding prior to the IAC Merger Effective Time for which any IAC shareholder had validly exercised their dissenters’ rights will not be exchanged for one NewPubco Ordinary Share and will be automatically cancelled and will thereafter represent only the right to be paid the fair value of such shares and any other rights granted by the Cayman Companies Law, and (h) each ordinary share of Merger Sub 2 issued and outstanding immediately prior to the IAC Merger Effective Time will be converted into one ordinary share of the IAC Surviving Company.

Representations and Warranties

The Business Combination Agreement contains representations and warranties of the parties thereto that are customary for transactions of this type, including representations and warranties relating to (a) entity organization, formation and authority, (b) capital structure, (c) authorization to enter into the Business Combination Agreement, (d) legal compliance and approvals, (e) financial statements and liabilities, (f) consents and requisite governmental approvals, (g) material contracts, (h) absence of changes, (i) litigation, (j) compliance with applicable laws, (k) labor matters and employees benefit plans, (l) environmental matters, (m) intellectual property and privacy, (n) insurance, (o) taxes, (p) real and personal property, and (q) transactions with affiliates, and with respect to the Company only, (i) public filings, (ii) the Investment Company Act and (iii) the Company’s Trust Account.

Non-Survival

None of the representations, warranties, covenants, obligations or other agreements in the Business Combination Agreement or in any certificate or instrument delivered pursuant to the Business Combination Agreement, including any rights arising out of any breach of such representations, warranties, covenants, agreements and other provisions, will survive the Acquisition Merger Effective Time and all such representations, warranties, covenants or other agreements will terminate and expire upon the occurrence of the Acquisition Merger Effective Time (and there will be no liability after the Acquisition Merger Effective Time in respect thereof), except for those covenants and agreements contained therein that by their terms expressly apply in whole or in part after the Acquisition Merger Effective Time and then only with respect to any breaches occurring after the Acquisition Merger Effective Time.

Conditions to Consummation of the Business Combination Agreement

Mutual Conditions to Closing

The consummation of the Transactions is conditioned upon, among other things, (a) the Registration Statement / Proxy Statement shall have become effective in accordance with the provisions of the Securities Act; (b) receipt of Gadfin’s shareholder approval, (c) the absence of any governmental order, statute, rule or regulation enjoining or prohibiting the consummation of the Transactions, (d) receipt of the Company’s shareholder approval, (e) receipt of the ISA Exemption, (f) receipt of the Israeli Tax Ruling, and (f) the expiration or termination of the waiting period under the Hart-Scott-Rodino Act.

IAC’s Conditions to Closing

The obligations of the Company to consummate the Transactions are conditioned upon, among other things, customary closing conditions, including no Gadfin Material Adverse Effect having occurred.

Gadfin’s Conditions to Closing

The obligations of Gadfin to consummate the Transactions are also conditioned upon, among other things, customary closing conditions, including, without limitation, (a) Aggregate Transaction Proceeds being greater than or equal to $15,000,000 (“Minimum Cash Condition”), (b) no Transaction Expenses Cap Excess, if any, shall have remained outstanding, (c) if applicable, the Company and Gadfin shall have reached an agreement on the terms of the Dilution Cap Breach Adjustment.

Termination

The Business Combination Agreement allows the parties to terminate the Business Combination Agreement if specified customary conditions described in the Business Combination Agreement are not satisfied, subject to certain limited exceptions, and also if the Transactions have not been consummated by December 31, 2025 (the “Termination Date”).

The Business Combination Agreement also allows the parties to terminate the Business Combination Agreement if (a) any Governmental Entity takes action prohibiting the Transactions, (b) if the Company Shareholder Approval is not obtained, (c) if Gadfin Shareholder Approval is not obtained, and (d) if Gadfin has not met the Threshold Raised Amount.

The Company may terminate the Business Combination Agreement if (a) the Company declares a PCAOB Related Default that remains uncured for ten (10) business days, and (b) if the representations and warranties of Gadfin are not true and correct or if Gadfin has materially breached any covenant or agreement as set forth in the Business Combination Agreement.

Gadfin may terminate the Business Combination Agreement, (a) at any time prior to the receipt of the Gadfin Shareholder Approval, in order to immediately enter into a written definitive agreement with respect to a Superior Proposal, and (b) if the representations and warranties of the Company are not true and correct or if the Company has materially breached any covenant or agreement as set forth in the Business Combination Agreement. In the event the Business Combination Agreement is terminated by Gadfin in order to accept a Superior Proposal, Gadfin will pay to the Company a termination fee of $10,000,000. In the event the Business Combination Agreement is terminated by Gadfin pursuant to clause (b) of this paragraph, the Company will pay to Gadfin a termination fee of $10,000,000.

In the event the Business Combination Agreement is terminated for any reason other than by Gadfin pursuant to Section 7.1(c) of the Business Combination Agreement, or by the Company or Gadfin the case may be, pursuant to Section 7.1(f) or Section 7.1(g), Gadfin shall pay to the Company an mount equity to five percent (5%) of any IAC Introduced Financing Amount from any source during the period beginning October 16th, 2024 and extending through the twelve months immediately following the effective date of such termination.

If the Business Combination Agreement is validly terminated, none of the parties to the Business Combination Agreement will have any liability or any further obligation under the Business Combination Agreement, with the exception of (a) the confidentiality obligation set forth in Section 5.3(a) and Section 7.2 of the Business Combination Agreement and (b) the Confidentiality Agreement, respectively.

Agreements Entered Into in Connection with the Business Combination Agreement

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, each of the Sponsor, the Company and Gadfin entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”) whereby the Sponsor has agreed, among other things, (a) to vote in favor of the Business Combination Agreement and the Transactions on the terms and subject to the conditions set forth in the Sponsor Support Agreement, (b) in the event the Covered Shares represent more than 30% of NewPubco Ordinary Shares issued and outstanding immediately following Closing, Sponsor will irrevocably forfeit and surrender, immediately prior to Closing, for no consideration, a number of Sponsor Shares, up to a maximum of 1,429,000 Sponsor Shares, in order to reduce the Sponsor’s holding in NewPubco below the Dilution Cap, and (c) if, immediately prior to or at the Closing, the Company incurs a Transaction Expenses Cap Excess without obtaining the prior written consent of the Company to incur such Transaction Expenses Cap Excess, then at the election of Gadfin in its sole discretion, Sponsor shall either (x) irrevocably transfer to such Persons entitled to the respective Transaction Expenses Cap Excess such number of SPAC Shares or SPAC Warrants that will satisfy and settle such Transaction Expenses Cap Excess, reasonably acceptable to Gadfin or (y) pay directly to NewPubco any such Transaction Expenses Cap Excess, such that only Sponsor bears such Transaction Expenses Cap Excess. The Sponsor also agreed that it will not (a) transfer any of the Sponsor Shares or grant any security interest in the Sponsor Shares pursuant to the Business Combination Agreement or to another shareholder of the Company, (b) deposit any Sponsor Shares into a voting trust or enter into a voting arrangement that is inconsistent with the Sponsor Support Agreement or (c) enter into any arrangement with respect to the acquisition or sale of any of the Sponsor Shares. The Sponsor has also agreed to waive its rights to the treatment of its Sponsor Shares and to not participate in any redemption by tendering or submitting any Company equity securities held by the Sponsor for redemption. Capitalized terms used but not defined herein shall have the meanings ascribed thereto in the Sponsor Support Agreement.

Transaction Support Agreement

Concurrently with the execution of the Business Combination Agreement, certain Gadfin shareholders entered into Transaction Support Agreements, pursuant to which, among other things, each of such Gadfin shareholders, separately and independently, has agreed to vote in favor of the approval of the proposals at the applicable Gadfin shareholders’ meetings.

Registration Rights and Lock-Up Agreement

At the Closing, NewPubco, the Company, specified Gadfin shareholders and the Sponsor will enter into a Registration Rights and Lock-Up Agreement (the “Registration Rights Agreement”), pursuant to which, among other things, the parties thereto will be granted customary demand and piggyback registration rights with respect to NewPubco Ordinary Shares at Closing and will have agreed to customary lock-up restrictions for a period of six (6) months following the Closing, with such shares being released from lock-up in twelve monthly increments following such six (6) month period, subject to earlier release if specified share price hurdles are achieved.

The form of the Registration Rights Agreement shall be mutually agreed by Gadfin and the Company prior to Closing, provided that such Registration Rights Agreement shall incorporate the key terms set forth in Annex II of the Business Combination Agreement.

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

Sharon Barzik Cohen serves as our Chief Financial Officer and a member of our board of directors. In March 2021, Ms. Cohen joined Qumra Capital, a leading growth capital fund that invests in late stage technology-driven companies, as Partner and Chief Operating Officer. Before Qumra Capital, she was CFO of the Storage Division at Dell EMC in Israel, having previously served since 2011 as CFO of XtremIO, which developed all flash advanced storage solutions and was acquired by EMC in 2012 in one of the largest acquisitions in the Israeli tech market at the time. In this role Ms. Cohen oversaw global finance teams worldwide, and was a member of the Dell Israel leadership team. Prior to 2011, Ms. Cohen was CFO of N-trig, a developer of transparent electromagnetic digitizers for the mobile computers market, which was acquired by Microsoft in 2015. From 1996 to 2003, she served as CFO of RadioTel, a leading networking company offering next-generation SDH/Sonet network solutions. Ms. Cohen earned a BA in Psychology, summa cum laude, and an Executive MBA, cum laude, both from Tel Aviv University.

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

Aaron Greenberg serves as a member of our advisory board. Mr. Greenberg has spent his career on Wall Street with experience across a variety of areas including investing, banking, trading, regulatory, risk, strategy and tax. Currently, Mr. Greenberg serves as the Chief Strategy Officer of Nayax (Nasdaq: NYAX), and is the managing partner of Tiberius Capital Markets, a division of Arcadia Securities (“Tiberius”), a strategic advisory and merger and acquisition (“M&A”) practice. Prior to Tiberius, Mr. Greenberg served on the investment team of Lucerne Capital Management, a 20-year-old hedge fund specializing in European mid-cap equities. Concurrently, Mr. Greenberg was Chief Strategy Officer of European Sustainable Growth Acquisition Corp., a U.S.-listed SPAC focused on ESG investing in Europe. Prior to this, Mr. Greenberg held various positions at Wells Fargo Bank and its affiliates, most recently as a portfolio manager evaluating operational inefficiencies and credit policy within the Corporate Investment Bank (CIB). Mr. Greenberg holds a Bachelor of Arts in Economics and History from Yale University.

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

Favorable Market Dynamics

In recent years Israel’s technology sector has been going through a dramatic uplift and rapidly shifting from “Start-Up Nation” to the “Scale-Up Nation.” Many of growth-stage Israeli companies have emerged in recent years and are attracting billions of dollars in investments from foreign (primarily U.S.) investors, through mergers, acquisitions s and IPO’s.

In 2023, the Israeli high-tech sector navigated significant challenges but showed remarkable resilience.

With the proposed judicial reform mid-year causing domestic tension, the attack on October 7, 2023, and the ensuing war against Hamas - all against a background of global macroeconomic contraction - there have been obvious declines in venture capital investments.

Israel experienced both a sharper increase in private funding between 2018 and 2021 (+303%) and subsequently a sharper decrease between 2021 and 2023 (-73%) compared to other regions. In the U.S., for example, it was +134% / -51% respectively. Compared to 2018, Israel and the U.S. are up 9% and 14% respectively.

In 2024, M&A capital proceeds equaled $12.53 billion, despite the total number of deals being the second lowest in the past 10 years (99 transactions). This was mostly due to the M&As between $100 million and $500 million, which amounted to $6.052 billion this year. The most prominent transaction was the acquisition of Own Company by SalesForce for $1.9 billion. In 2024, six IPOs took place: Upstream Bio, Gauzy and Polyrizon; two SPAC deals on NASDAQ; and TSG IT Advanced Systems on TASE. These IPOs represent a 50% growth from 2023 and raised $397 million.

In 2024, 40% of follow-on public offerings were in the life science sector. Follow-on activity was cut almost by half, with only 55 public offerings raising $675 million, and the lowest attracted capital since 2015.

Public Companies’ Performance

Given 2019 as a starting point, Israeli technology companies for the most part follow Nasdaq trends. Towards the end of 2020, Israeli companies started outperforming Nasdaq as the COVID-19 pandemic was contained faster. Their performance peaked in early 2021 when Israel became the first country to reopen after the pandemic.

In 2022, both the U.S. tech market and the Israeli tech market were negatively impacted by rising interest rates, high inflation, and recession fears, with Israeli companies experiencing a steeper decline. At the end of 2022, the U.S. tech market started to recover and the rise of generative artificial intelligence (“Gen AI”) started - and will continue to grow in 2023. Israel tech companies did not experience that recovery and remained mostly stable, likely due to local political turbulence.

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

Redemption Rights for Public Shareholders upon the Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of our initial business combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.20 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if an initial business combination does not close. The Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 18, 2025 (or January 18, 2026, if we extend the time to complete a business combination as described in this Annual Report on Form 10-K) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, the Sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. As a result, in addition to our initial purchaser’s founder shares, we would need 4,410,417 or approximately 31.6% (assuming all issued and outstanding shares are voted), or no additional shares (assuming only the minimum number of shares representing a quorum are voted), of the 14,375,000 public shares sold in the Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, the Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 18, 2025 (or January 18, 2026, if we extend the time to complete a business combination as described in this Annual Report on Form 10-K) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

If our initial business combination is not approved or completed for any reason, we may continue to try to complete a business combination with a different target until by April 18, 2025 (or January 18, 2026, if we extend the time to complete a business combination as described in this Annual Report on Form 10-K) (the “Combination Period”).

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our fourth amended and restated memorandum and articles of association provide that we have 12 months from January 18, 2025 (January 18, 2026, if we extend the time to complete a business combination as described in this Annual Report on Form 10-K) to consummate an initial business combination. If we have not consummated an initial business combination within such period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights or warrants, which will expire worthless if we fail to consummate an initial business combination by April 18, 2025 (or January 18, 2026, if we extend the time to complete a business combination as described in this Annual Report on Form 10-K). Our amended and restated memorandum and articles of association will provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

The Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any founder shares they hold if we fail to consummate an initial business combination by April 18, 2025 (or January 18, 2026, if we extend the time to complete a business combination as described in this Annual Report on Form 10-K) (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed timeframe).

The Sponsor and our officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 18, 2025 (or January 18, 2026, if we extend the time to complete a business combination as described in this Annual Report on Form 10-K) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares, subject to the limitations described herein. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by the Sponsor, any executive officer or director, or any other person.

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

Our public shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by January 18, 2026, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by January 18, 2026 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by January 18, 2026, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Comparison of Redemption or Purchase Prices in Connection with Our Initial Business Combination and If We Fail to Complete Our Initial Business Combination.

The following table compares the redemptions and other permitted purchases of public shares that may take place in connection with the completion of our initial business combination and if we have not consummated an initial business combination by January 18, 2026:

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

If we have not consummated an initial business combination by January 18, 2026, we will redeem all public shares at a per-share price, payable in cash, equal to the aggregate amount, then on deposit in the Trust Account (which is initially anticipated to be $10.20 per public share), including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares.

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

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contains provisions designed to provide certain rights and protections relating to our Initial Public Offering that will apply to us until the completion of our initial business combination. These provisions cannot be amended without a special resolution under Cayman Islands law. As a matter of Cayman Islands law, a resolution is deemed to be a special resolution where it has been approved by either (i) the affirmative vote of at least two-thirds (or any higher threshold specified in a company’s articles of association) of a company’s shareholders entitled to vote and so voting at a general meeting for which notice specifying the intention to propose the resolution as a special resolution has been given; or (ii) if so authorized by a company’s articles of association, by a unanimous written resolution of all of the company’s shareholders entitled to vote at a general meeting. Other than as described in our final prospectus filed with the SEC on December 23, 2025, our amended and restated memorandum and articles of association provide that special resolutions must be approved either by at least two-thirds of our shareholders who attend and vote at a general meeting of the company (i.e., the lowest threshold permissible under Cayman Islands law), or by a unanimous written resolution of all of our shareholders entitled to vote at a general meeting.

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

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2024 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of their internal controls.

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

Summary Risk Factors

The following is a summary of the more significant risks facing our Company:

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

●	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Management has determined there is substantial doubt as to our ability to continue as a going concern.
●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.
●	Our public shareholders may not be afforded an opportunity to vote on the option to extend the period of time to consummate our initial business combination.
●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	If we seek shareholder approval of our initial business combination, the Sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
●	Conditions in Israel may materially and adversely affect the business of our potential acquisition targets and our search for a business combination.
●	We may not be able to consummate an initial business combination by April 18, 2025, in which case (unless such date is extended up to 24 months from the date of the IPO to January 18, 2026) we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Risks Relating to our Securities

●	The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.20 per share.
●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.
●	The nominal purchase price paid by the Sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.
●	The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share.
●	Unlike some other similarly structured blank check companies, the Sponsor will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.
●	We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then-outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Risks Relating to the Sponsor and Management Team

●	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.
●	Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
●	The officers and directors of an acquisition candidate may resign upon the completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.
●	Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
●	Our management may not be able to maintain control of a target business after our initial business combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

●	Our strategy is focused on pursuing an acquisition of Israeli technology companies. If we pursue a target company with operations or opportunities outside of the United States, including in Israel, for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.
●	After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in any such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.
●	We may face risks related to companies in the Israeli technology industry.
●	If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.
●	Exchange rate fluctuations and currency policies may diminish a target business’ ability to succeed in the international markets.
●	Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

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

As of December 31, 2024, we had $21,257 in operating cash and a working capital deficit of $1,448,187. Further, we have incurred and expect to continue to incur significant costs in pursuit of an initial business combination. Management’s plans to address this need for capital are discussed in the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report on Form 10-K do not include any adjustments that might result from our inability to continue as a going concern.

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

If we anticipate that we may not be able to consummate our initial business combination by April 18, 2025, we may, but are not obligated to, extend the period of time to consummate a business combination up to a total of twelve (12) times by an additional month each time (each such month a “Funded Extension Period”); so long as we provide five days’ advance notice to the Trustee prior to the applicable Extension and depositing into the Trust Account the lesser of (i) $35,000 or (ii) $0.035 per public share, multiplied by the number of public shares that remain outstanding by the end of the then-current extended period, by the date of such Extension pursuant to the terms of our amended and restated memorandum and articles of association and the Trust Agreement, as amended. Our public shareholders will not be entitled to vote or redeem their shares in connection with any such extension. As a result, we may effect such an extension even if a majority of our public shareholders do not support such an extension and none of our public shareholders will be able to redeem their shares in connection with such an extension. This feature is different than the traditional SPAC structure, in which any extension of the company’s period to complete a business combination would require a vote of the company’s shareholders, with such shareholders having the right to redeem their public shares in connection with such vote. We may also choose to pursue an extension of the time to complete our business combination without depositing additional funds into the Trust Account, which, consistent with a traditional SPAC structure, would require a vote of the company’s shareholders and in connection with which shareholders would have the right to redeem their public shares.

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

The requirement that we consummate an initial business combination by April 18, 2025 (or up to January 18, 2026, if we extend the time to complete a business combination as described elsewhere in this Annual Report on Form 10-K) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination by April 18, 2025 (or up to January 18, 2026, if we extend the time to complete a business combination as described elsewhere in this Annual Report on Form 10-K). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business then we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

We may not be able to consummate an initial business by April 18, 2025, in which case (unless such date is extended up to 24 months from the date of the IPO to January 18, 2026 if we extend the time to complete an initial business combination as described elsewhere in this Annual Report on Form 10-K) we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination by April 18, 2025 (unless such date is extended up to January 18, 2026 if we extend the time to complete an initial business combination as described elsewhere in this Annual Report on Form 10-K) we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. Additionally, the invasion of Ukraine by Russia, the increased rate of inflation in the United States and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association will provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.20 per public share, or less than $10.20 per public share, on the redemption of their public shares, and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per public share” and other risk factors herein.

If we seek shareholder approval of our initial business combination, the Sponsor, initial shareholders, directors, officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, the Sponsor, directors, officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase public shares or warrants in such transactions. In the event that the Sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such transaction could be to (i) increase the likelihood of closing the business combination, (ii) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (iii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See “Business-Effecting Our Initial Business Combination-Permitted Purchases and Other Transactions with Respect to Our Securities” for a description of how our Sponsor, directors, officers, advisors or their affiliates will select which shareholders to purchase securities from in any private transaction.

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

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 18, 2025 (or up to January 18, 2026, if we extend the time to complete a business combination as described elsewhere in this Annual Report on Form 10-K) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business combination by April 18, 2025 (or up to January 18,

2026, if we extend the time to complete a business combination as described elsewhere in this Annual Report on Form 10-K), subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by April 18, 2025 (or up to January 18, 2026, if we extend the time to complete a business combination as described elsewhere in this Annual Report on Form 10-K), with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of warrants also will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per public share” and other risk factors herein.

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

If the net proceeds of the Initial Public Offering and the sale of the Private Placement Units not being held in the Trust Account are insufficient to allow us to operate until April 18, 2025 (or up to January 18, 2026, if we extend the time to complete a business combination), it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from the Sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

Of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, only approximately $1,450,000 was available to us initially outside the Trust Account to fund our working capital requirements and as of December 31, 2024, we had $21,257 remaining available to us outside of the Trust Account. We believe that the funds available to us outside of the Trust Account, together with funds available from loans from the Sponsor, its affiliates or members of our management team, will be sufficient to allow us to operate until April 18, 2025 (or up to January 18, 2026, if we extend the time to complete a business combination); however, we cannot assure you that our estimate is accurate, and the Sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from the Sponsor or its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. None of the Sponsor, members of our management team or their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the Trust Account or from funds released to us upon the completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into private placement-equivalent units of the post-business combination entity at a price of $10.00 per private placement-equivalent unit at the option of the lender. Such units would be identical to the Private Placement Units. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than the Sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive an estimated $10.20 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per public share” and other risk factors herein.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination by April 18, 2025 (or up to January 18, 2026, if we extend the time to complete a business combination as described elsewhere in this Annual Report on Form 10-K), or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.20 per public share initially held in the Trust Account, due to claims of such creditors. Pursuant to the Letter Agreement, the form of which is filed as an exhibit to the registration statement, the Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims.

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

We may not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or is ultimately prohibited.

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

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our initial business combination. If we cannot complete our initial business combination by April 18, 2025 (or up to January 18, 2026, if we extend the period of time to consummate our initial business combination as described elsewhere in this Annual Report on Form 10-K) because the review process drags on beyond such timeframe or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public shareholders may only receive $10.20 per public share, or less than $10.20 per public share, on the liquidation of their shares, and our warrants will expire worthless. This will also cause our investors to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2024. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

In addition, our amended and restated memorandum and articles of association will require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 18, 2025 (or up to January 18, 2026, if we extend the time to complete a business combination as described elsewhere in this Annual Report on Form 10-K) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through the Registration Statement, we would register, or seek an exemption from registration for, the affected securities.

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

The Sponsor, officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by January 18, 2026 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares, subject to the limitations described herein. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against the Sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

The net proceeds from the Initial Public Offering and the sale of the Private Placement Units provided us with $146,625,000 that we may use to complete our initial business combination. As of December 31, 2024, there was $82,604,083 remaining in the Trust Account to use to complete our initial business combination.

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

We do not believe that our principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Initial Public Offering was not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 18, 2025 (or up to January 18, 2026, if we extend the time to complete a business combination as described elsewhere in this Annual Report on Form 10-K) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial business combination by April 18, 2025 (or up to January 18, 2026, if we extend the time to complete a business combination as described elsewhere in this Annual Report on Form 10-K), our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

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

If we have not consummated an initial business combination by April 18, 2025 (or up to January 18, 2026, if we extend the time to complete a business combination as described elsewhere in this Annual Report on Form 10-K), our public shareholders may be forced to wait beyond such period before redemption from our Trust Account.

If we have not consummated an initial business combination by April 18, 2025 (or up to January 18, 2026, if we extend the time to complete a business combination as described elsewhere in this Annual Report on Form 10-K), the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the Trust Account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond April 18, 2025 (or up to January 18, 2026 if we extend the time to complete a business combination) before the redemption proceeds of our Trust Account become available to them and they can receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association will provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

Pursuant to that certain registration rights agreement entered into January 12, 2023, by and among our Company, the Sponsor, BTIG, Exos Capital LLC and JonesTrading Institutional Services LLC (the “Registration Rights Agreement”), the Sponsor and its permitted transferees can demand that we register the resale of the Class A ordinary shares into which founder shares are convertible, the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants, and warrants that may be issued upon conversion of working capital loans and the Class A ordinary shares issuable upon conversion of such warrants. The registration rights will be exercisable with respect to the founder shares and the private placement warrants and the Class A ordinary shares issuable upon exercise of such private placement warrants. We will bear the costs of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by the Sponsor or its permitted transferees are registered for resale.

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

On January 26, 2022, the Sponsor paid $25,000, or approximately $0.004 per share, in consideration of 5,750,000 Class B ordinary shares, par value $0.0001. On March 4, 2022, we effected a share capitalization with respect to our Class B ordinary shares of 1,150,000, resulting in our initial shareholders holding 6,900,000 founder shares. On August 18, 2022, the Sponsor surrendered for no consideration 1,150,000 Class B ordinary shares, resulting in our initial shareholders holding 5,750,000 founder shares. On November 17, 2022, the Sponsor surrendered for no consideration 958,333 Class B ordinary shares, resulting in our initial shareholders holding 4,791,667 founder shares. Prior to the initial investment in the company of $25,000 by the Sponsor, the Company had no assets, tangible or intangible. The per-share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, the Sponsor and the underwriters purchased, pursuant to a written agreement, an aggregate of 762,500 Private Placement Units (637,500 Private Placement Units by the Sponsor and 125,000 Private Placement Units by the underwriters) at a price of $10.00 per unit ($7,625,000 in the aggregate), in a private placement that closed simultaneously with the closing of the Initial Public Offering. If we do not consummate an initial business by April 18, 2025 (or up to January 18, 2026, if we extend the time to complete a business combination as described elsewhere in this Annual Report on Form 10-K), the private placement warrants included in the Private Placement Units will expire worthless. In addition, our executive officers and directors will hold an indirect interest in the founder shares and the Private Placement Units owned by the Sponsor through their membership interests in the Sponsor. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following our initial business combination. This risk may become more acute as the deadline to complete an initial business combination (which may be extended to up to 24 months from the anniversary of the Initial Public Offering) nears.

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

Holders of Record

As of March 7, 2025, there were five holders of record of our units, one holder of record of our Class A ordinary shares, one holder of record of our Class B ordinary shares, and one holder of record of our warrants. There are no record holders of our preference shares.

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

Simultaneously with the closing of the Initial Public Offering we completed the private sale of:

●	an aggregate of 637,500 Private Placement Units to the Sponsor at a purchase price of $10.00 per private placement unit, generating gross proceeds to us of $6,375,000;
●	an aggregate of 75,000 Private Placement Units to BTIG, LLC, at a purchase price of $10.00 per private placement unit, generating gross proceeds to us of $750,000;
●	an aggregate of 25,000 Private Placement Units to Exos Capital LLC, at a purchase price of $10.00 per private placement unit, generating gross proceeds to us of $250,000; and

●	an aggregate of 25,000 Private Placement Units to JonesTrading Institutional Services LLC, at a purchase price of $10.00 per private placement unit generating gross proceeds to the Company of $250,000.

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

On January 2, 2024, the Company entered into the business combination agreement with Pomvom (the “Pomvom Business Combination Agreement”), pursuant to which, among other things and subject to the terms and conditions contained therein (i) Pomvom will cause a company organized under the laws of the State of Israel and wholly owned by a trustee (the “Pomvom NewPubco”) to be formed, (ii) Pomvom will cause a Cayman Islands exempted company and wholly owned, direct subsidiary of Pomvom NewPubco (“Merger Sub”) to be formed, (iii) Pomvom will cause Pomvom NewPubco and Merger Sub to become a party to the Pomvom Business Combination Agreement by delivering a joinder to the Pomvom Business Combination Agreement, (iv) Pomvom will effect the Share Split (as defined below), (v) Pomvom NewPubco, the shareholders of Pomvom and the holders of equity awards of Pomvom will effect the Equity Exchange (as defined below), and (vi) Merger Sub will merge with and into the Company, with the Company surviving the merger as a direct wholly owned subsidiary of Pomvom NewPubco (the “Merger”).

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

On January 18, 2024, the Company issued an unsecured promissory note to the Sponsor, to pay for up to twelve additional one-month extension payments (the “Extension Note”). On each of January 16, 2024, February 15, 2024, March 11, 2024, April 15, 2024, May 17, 2024, June 14, 2024, July 17, 2024, August 15, 2024, September 12, 2024, October 16, 2024, November 15, 2024, and December 17, 2024, the Company drew $50,000, $600,000 in the aggregate, against the Extension Note to pay for each additional one-month extension. The Extension Note bears no interest and is repayable in full (subject to amendment or waiver) upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) the date of the Company’s liquidation. As of December 31, 2024 and 2023, there was $600,000 and $0 outstanding under the Extension Note, respectively.

Additionally, on July 17, 2024, the Company issued an unsecured promissory note to the Sponsor (the “July Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000. The July Promissory Note bears no interest and is repayable in full (subject to amendment or waiver) upon the earlier of (i) the date of the consummation of the Company’s initial business combination, or (ii) the date of the Company’s liquidation. As of December 31, 2024 and 2023, there was $225,000 and $0 outstanding under the July Promissory Note, respectively.

On April 22, 2024, we entered into an amendment with Pomvom (the “Amendment”) to the Pomvom Business Combination Agreement. Pursuant to the Amendment, the we agreed with Pomvom to (i) extend the date by which all members of the board of directors of the post-combination company shall be agreed determined from April 30, 2024, to June 30, 2024, (ii) extend the date by which an independent compensation consultant shall present a benchmark analysis of the compensation packages for officers and directors of public market companies that are comparable to Pomvom and recommendations for officer and director compensation packages to the Pomvom’s compensation committee and board of directors in connection with their review and approval of such packages from April 30, 2024, to June 30, 2024, and (iii) extend the Minimum Equity Financing Proceeds Termination Date (as defined in the Pomvom Business Combination Agreement) from June 30, 2024, to August 31, 2024.

On August 22, 2024, we entered into a mutual termination agreement with Pomvom (the “Mutual Termination Agreement”) pursuant to which the Pomvom Business Combination Agreement was terminated by the mutual consent of the Company and Pomvom, effective as of August 22, 2024. The Company and Pomvom agreed to waive any claim or demand on the part of any of either party against the other party, except in relation to a violation of the Mutual Termination Agreement or a violation of the confidentiality obligations stipulated in the Pomvom Business Combination Agreement. There are no early termination penalties incurred by the Company or Pomvom in connection with the termination of the Pomvom Business Combination Agreement.

On January 6, 2025, by special resolution and at an extraordinary general meeting of shareholders, the Company (i) entered into an amendment (the “Second Trust Agreement Amendment”) to the Trust Agreement and (ii) amended the Company’s Third Amended and Restated Memorandum and Articles of Association, in its entirety, by adopting the Company’s Fourth Amended and Restated Memorandum and Articles of Association, pursuant to which the Company may extend the Termination Date from January 18, 2025 up to twelve (12) times to January 18, 2026, with each such Extension comprised of one month. Pursuant to the Second Trust Agreement Amendment, the Company can extend the Termination Date by providing five days’ advance notice to the Trustee prior to the applicable Extended Date and depositing into the Trust Account the lesser of (i) $35,000 or (ii) $0.035 per Public Share, multiplied by the number of Public Shares that remain outstanding by the end of the then-current Extended Date, by the date of such Extension .

In connection with the shareholders’ vote, holders of 6,461,683 Class A ordinary shares of the Company exercised their right to redeem such shares (the “Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, $73,146,251.56 was removed from the Trust Account to pay such holders. Following the aforementioned Redemption, the Company has 6,352,099 ordinary shares of the Company (inclusive of the Class A ordinary shares underlying the private placement units of the Company) outstanding.

On January 17, 2025, the Company issued an unsecured promissory note to the Sponsor in the amount of $335,131 to pay for up to twelve additional one-month extension payments (the “2025 Extension Note”). On January 17, 2025, the Company drew $27,927 against the 2025 Extension Note to pay for an additional one-month extension. The 2025 Extension Note bears no interest and is repayable in full upon the earlier of (i) the date of the consummation of the Company’s initial business combination, or (ii) the date of the Company’s liquidation.

On January 26, 2025, the Company and Gadfin entered into the Business Combination Agreement, pursuant to which, among other things, and subject to the terms and conditions contained therein (i) Gadfin will cause a company organized under the laws of the State of Israel and wholly owned by a trustee (the “NewPubco”) to be formed, (ii) Gadfin will cause a company organized under the laws of the State of Israel and wholly owned, direct subsidiary of NewPubco (“Merger Sub 1”) to be formed, (iii) Gadfin will cause a Cayman Islands exempted company and wholly owned, direct subsidiary of NewPubco (“Merger Sub 2”) to be formed, (iv) Gadfin will cause NewPubco, Merger Sub 1 and Merger Sub 2 to become a party to the Business Combination Agreement by delivering a joinder to the Business Combination Agreement, (v) Gadfin will effect the Share Split, (vi) NewPubco, the shareholders of Gadfin and the holders of equity awards of Gadfin will effect the Acquisition Merger (as defined herein), (vii) Merger Sub 1 will merge with and into Gadfin, with Gadfin surviving the merger as a direct wholly owned subsidiary of NewPubco (the “Acquisition Merger”), and (viii) Merger Sub 2 will merge with and into the Company, with the Company surviving the merger as a direct wholly owned subsidiary of NewPubco (the “IAC Merger”, and together with the Acquisition Merger, the “Mergers”). The collective transactions referenced in (i)-(viii) are hereinafter referred to as the “Transactions”. The terms of the Business Combination Agreement, which contain customary representations and warranties, covenants, closing conditions, termination provisions, and other terms relating to the Transactions, are summarized below. Capitalized terms used but not defined herein shall have the meanings ascribed thereto in the Business Combination Agreement.

Under the Business Combination Agreement, holders of Gadfin equity interests are expected to receive approximately $200,000,000 (the “Gadfin Equity Value”) in aggregate consideration in the form of NewPubco Ordinary Shares, equal to the quotient obtained by dividing (a) the Gadfin Equity Value by (b) the fully diluted number of Gadfin ordinary shares and preferred shares (including ordinary shares issuable upon exercise, vesting and settlement of Gadfin options and Gadfin warrants and other convertible securities of Gadfin); provided however, in the event Gadfin does not record at least $4,500,000 in deferred revenue by the Closing Date, the Gadfin Equity Value shall be $150,000,000.

Gadfin may terminate the Business Combination Agreement, (a) at any time prior to the receipt of the Gadfin Shareholder Approval, in order to immediately enter into a written definitive agreement with respect to a Superior Proposal, and (b) if the representations and warranties of the Company are not true and correct or if the Company has materially breached any covenant or agreement as set forth in the Business Combination Agreement. In the event the Business Combination Agreement is terminated by Gadfin in order to accept a Superior Proposal, Gadfin will pay to the Company a termination fee of $10,000,000. In the event the Business Combination Agreement is terminated by Gadfin pursuant to clause (b) of this paragraph, the Company will pay to Gadfin a termination fee of $10,000,000.

Effective March 18, 2025, Daniel Recanati resigned from his role as Chairman of the audit committee. Simultaneously Daniel Recanati’s resignation as Chairman of the audit committee, the board of directors appointed Peter Cohen as Chairman of the audit committee.

Results of Operations

As of December 31, 2024, we had not commenced any operations. All activity from inception through December 31, 2024 relates to our formation and initial public offering (the “Initial Public Offering”), and, since the completion of the Initial Public Offering, our search for a target to consummate a business combination. We will not generate any operating revenues until after the completion of an initial business combination, at the earliest. We will generate non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering and placed in a U.S.-based trust account (the “Trust Account”). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2024, we had net income of $2,820,574, which consisted of listing expenses of $194,954, administrative expenses of $136,862, legal and accounting expenses of $748,069, marketing and advertising expense of $350, dues and subscriptions expense of $89,700, and insurance expenses of $240,007, offset by dividend income on marketable securities held in the Trust Account of $4,223,235, and dividends and interest on cash and cash equivalents of $7,281.

For the year ended December 31, 2023, we had net income of $6,073,475, which consisted of listing expenses of $23,114, administrative expenses of $230,155, legal and accounting expenses of $533,565, marketing and advertising expense of $3,732, dues and subscriptions expense of $6,980, and insurance expense of $248,388, offset by realized gain and dividend income on marketable securities held in the Trust Account of $7,077,006 and dividends and interest on cash and cash equivalents of $42,403.

Liquidity, Capital Resources and Going Concern

As of December 31, 2024, we had $21,257 in cash and cash equivalents held outside of the Trust Account and working capital deficit of $1,448,187(excluding cash and marketable securities held in the Trust Account and the deferred underwriter fee payable).

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

For the year ended December 31, 2024, net cash provided by operating activities was $3,347,864. Net income of $2,820,574 was adjusted by $527,290 changes in operating assets and liabilities. Net cash provided by investing activities was $71,097,923 related to proceeds from redemption of marketable securities held in Trust Account of $75,921,158, offset by the purchase of marketable securities held in Trust Account of $600,484, as well as dividends received from and reinvestment of marketable securities of $4,222,751. Net cash used in financing activities was $75,096,158 related to payment of redemptions on Class A ordinary shares subject to redemption of $75,921,158, offset by $825,000 of payments made by the Sponsor for Trust Account extension fees.

As of December 31, 2024, we had marketable securities held in the Trust Account of $82,604,083 (including approximately $4,223,235 of dividend income on marketable securities) consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting fees and income taxes payable), to complete our initial business combination. To the extent that our capital shares or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2024, we had cash and cash equivalents of $21,257 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of December 31, 2024.

The underwriters are entitled to a deferred underwriting fee of $0.35 per unit, or $5,406,250 in the aggregate. The deferred underwriting fee was payable to the underwriter from the amounts held in the Trust Account solely in the event that IAC completes an initial business combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates as of December 31, 2024.

Recent Accounting Standards

In November 2023, the FASB issued Accounting Standard Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. The standard was effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted this ASU for the annual period ended December 31, 2024 and applied the provisions retrospectively to each period presented in the financial statements. Adoption of the new standard did not have a material impact on our financial statements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of December 31, 2024.

Remediation of Previously Identified Material Weakness

As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023, we identified a material weakness related to the fact that we have not yet designed and maintained effective controls relating to the accounting for offering costs related to the Company’s Initial Public Offering. Specifically, certain accounting costs incurred through December 31, 2022, not directly or incrementally related to the Initial Public Offering were incorrectly recorded as deferred offering costs rather than expensed as incurred. During 2023, we implemented a remediation plan, including a control that our principal financial officer perform additional post-closing review procedures including consulting with subject matter experts related to the accounting for certain offering expenses. The Company completed testing over the design and operating effectiveness of the relevant control and concluded the material weakness was remediated as reported in the Company’s March 31, 2024, Form 10-Q.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.” Based on management’s assessment using the COSO criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024, covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Titles
Ziv Elul	49	Chief Executive Officer and Director
Sharon Barzik Cohen	53	Chief Financial Officer and Director
Izhar Shay	61	Director (Chairman)
Candice Beaumont	51	Director
Peter Cohen	58	Director
Roy Zisapel	53	Director
Daniel Recanati	48	Director

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

Sharon Barzik Cohen serves as our Chief Financial Officer and a member of our board of directors. In May 2021, Ms. Cohen joined Qumra Capital, a leading growth capital fund that invests in late stage technology-driven companies, as Partner and Chief Operating Officer. Before Qumra Capital, she was CFO of the Storage Division at Dell EMC in Israel, having previously served since 2011 as CFO of XtremIO, which developed all flash advanced storage solutions and was acquired by EMC in 2012 for $430M, one of the largest acquisitions in the Israeli tech market at the time. In this role Ms. Cohen oversaw global finance teams worldwide, and was a member of the Dell Israel leadership team. Prior to 2011, Ms. Cohen was CFO of N-trig, a developer of transparent electromagnetic digitizers for the mobile computers market, which was acquired by Microsoft in 2015. From 1996 to 2003, she served as CFO of RadioTel, a leading networking company offering next-generation SDH/Sonet network solutions. Ms. Cohen earned a BA in Psychology, summa cum laude, and an Executive MBA, cum laude, both from Tel Aviv University.

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

Audit Committee

Peter Cohen, Candice Beaumont and Daniel Recanati serve as the members of our audit committee, and Mr. Cohen chairs the audit committee. Each member of the audit committee meets the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Zisapel qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Our nominating committee’s charter provides that the nominating committee will consider and evaluate each director-candidate based upon its assessment of the following criteria:

●	whether the candidate is independent pursuant to the requirements of Nasdaq;
●	whether the candidate is accomplished in his or her field and has a reputation, both personal and professional, that is consistent with the image and reputation of our Company;
●	whether the candidate has the ability to read and understand basic financial statements and satisfies the criteria for being an “audit committee financial expert,” as defined by the SEC;
●	whether the candidate has relevant experience and expertise and would be able to provide insights and practical wisdom based upon that experience and expertise;
●	whether the candidate has knowledge of our Company and issues affecting our Company;
●	whether the candidate is committed to enhancing shareholder value;
●	whether the candidate fully understands, or has the capacity to fully understand, the legal responsibilities of a director and the governance processes of a public company;

●	whether the candidate is of high moral and ethical character and would be willing to apply sound, objective, and independent business judgment, and to assume broad fiduciary responsibility;
●	whether the candidate has, and would be willing to commit, the required hours necessary to discharge the duties of board of directors membership;
●	whether the candidate has any prohibitive interlocking relationships or conflicts of interest;
●	whether the candidate is able to develop a good working relationship with other board of directors members and contribute to our board of director’s working relationship with the senior management of our Company; and
●	whether the candidate is able to suggest business opportunities to our Company.

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

Insider Trading Policy

We have not adopted an insider trading policy or procedures governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees, or the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. We expect that such a policy will be adopted by the post-business combination company in connection with a business combination transaction.

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

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 31, 2025, by:

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

In the table below, percentage ownership is based on 6,352,009 ordinary shares, consisting of (i) 1,560,432 Class A ordinary shares and (ii) 4,791,667 Class B ordinary shares, issued and outstanding as of March 31, 2025. On all matters to be voted upon, except for the election of directors of the board, holders of Class A ordinary shares and Class B ordinary shares vote together as a single class.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
	Number of		Number of		Percentage of
	Shares	Approximate	Shares	Approximate	Outstanding
	Beneficially	Percentage of	Beneficially	Percentage of	Ordinary
Name and Address of Beneficial Owner	Owned	Class	Owned	Class	Shares
Directors and Named Executive Officers
Ziv Elul(3)	—	—%	—	—%	—%
Sharon Barzik Cohen(3)	—	—	—	—	—
Izhar Shay(3)	—	—	—	—	—
Candice Beaumont(3)	—	—	—	—	—
Peter Cohen(3)	—	—	—	—	—
Roy Zisapel(3)	—	—	—	—	—
Daniel S. Recanati(3)	—	—	—	—	—
All officers and directors as a group (7 individuals)	—	—	—	—	—
5% or Greater Shareholders
Israel Acquisitions Sponsor LLC(4)	637,500	3.2%	4,696,167	98.0%	23.6%
Charles Ecalle(4)	637,500	3.2%	4,696,167	98.0%	23.6%
Alexander Greystoke(4)	637,500	3.2%	4,696,167	98.0%	23.6%

*Less than one percent.

1)	Unless otherwise noted, the business address of each of our shareholders is c/o Israel Acquisitions Corp, 12600 Hill Country Blvd, Building R, Suite 275, Bee Cave, TX 78738.
2)	Interests shown consist solely of founder shares. Such founder shares will automatically convert into Class A Ordinary Shares at the time of our initial business combination or earlier at the option of the holders thereof.
3)	Does not include any shares held by our Sponsor, of which each of our officers and directors is a member. This individual has an indirect economic interest in securities owned by our Sponsor.
4)	Our Sponsor is the record holder of such securities. Charles Ecalle and Alexander Greystoke are the managers of our Sponsor and share voting and investment discretion with respect to the securities held by our Sponsor and as such may be deemed to have shared beneficial ownership of the securities held directly by our Sponsor. Each of Mr. Ecalle and Mr. Greystoke disclaims beneficial ownership of any securities held by our Sponsor other than to the extent of their respective pecuniary interests therein, directly or indirectly.

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

In connection with our Initial Public Offering, the Sponsor, our executive officers and our directors entered into a letter agreement with us, dated January 12, 2023 (the “Letter Agreement”), pursuant to which each of them have agreed (i) that if we seek shareholder approval of an initial business combination, then it, she, or he, as applicable shall vote all founder shares and any public shares held by it, she or him, as applicable, in favor of such proposed initial business combination (including any proposals recommended by our board in connection therewith) (ii) to waive their redemption rights with respect to any founder shares and public shares held by it, she, or he in connection with (A) the completion of our initial business combination and (B) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (1) that would modify the substance or timing of our obligation to provide holders of our public shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 18, 2025 (or up to January 18, 2026 if we extend the time to complete a business combination as described in this Annual Report on Form 10-K) or (2) with respect to any other provision relating to the rights of holders of our public shares (although the Sponsor, our executive officers, and our directors shall be entitled to liquidation rights with respect to any public shares they hold if we fail to consummate an initial business combination within the Combination Period). Additionally, the Sponsor, our executive officers and our directors have each agreed to waive their respective rights to liquidating distributions from the Trust Account with respect to its founder shares held by them in connection with any liquidation of our Company.

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

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, we entered into the Sponsor Support Agreement with the Sponsor and Gadfin, whereby the Sponsor has agreed, among other things, (a) to vote in favor of the Business Combination Agreement and the Business Combination on the terms and subject to the conditions set forth in the Sponsor Support Agreement, (b) in the event the Covered Shares represent more than 30% of NewPubco Ordinary Shares issued and outstanding immediately following Closing, Sponsor will irrevocably forfeit and surrender, immediately prior to Closing, for no consideration, a number of Sponsor Shares, up to a maximum of 1,429,000 Sponsor Shares, in order to reduce the Sponsor’s holding in NewPubco below the Dilution Cap, and (c) if, immediately prior to or at the Closing, SPAC incurs a Transaction Expenses Cap Excess without obtaining the prior written consent of Gadfin to incur such Transaction Expenses Cap Excess, then at the election of Gadfin in its sole discretion, Sponsor shall either (x) irrevocably transfer to such persons entitled to the respective Transaction Expenses Cap Excess such number of SPAC Shares or SPAC Warrants that will satisfy and settle such Transaction Expenses Cap Excess, reasonably acceptable to Gadfin or (y) pay directly to NewPubco any such Transaction Expenses Cap Excess, such that only Sponsor bears such Transaction Expenses Cap Excess. The Sponsor also agreed that it will not (a) transfer any of the Sponsor Shares or grant any security interest in the Sponsor Shares pursuant to the Business Combination Agreement or to another shareholder of the Company, (b) deposit any Sponsor Shares into a voting trust or enter into a voting arrangement that is inconsistent with the Sponsor Support Agreement or (c) enter into any arrangement with respect to the acquisition or sale of any of the Sponsor Shares. The Sponsor has also agreed to waive its rights to the treatment of its Sponsor Shares and to not participate in any redemption by tendering or submitting any IAC equity securities held by the Sponsor for redemption. Capitalized terms used but not defined herein shall have the meanings ascribed thereto in the Sponsor Support Agreement.

Promissory Notes

On January 18, 2024, the Company issued a promissory note in the amount of $600,000 to pay for up to twelve additional one-month extension payments (the “Extension Note”). On each of January 16, 2024, February 15, 2024, March 11, 2024, April 15, 2024, May 17, 2024, June 14, 2024, July 17, 2024, August 15, 2024, September 12, 2024, October 16, 2024, November 15, 2024, and December 17, 2024, the Company drew $50,000, $600,000 in the aggregate, against the Extension Note to pay for each additional one-month extension. The Extension Note bears no interest and is repayable in full (subject to amendment or waiver) upon the earlier of (i) the date of the consummation of the Company’s initial business combination, or (ii) the date of the Company’s liquidation. As of December 31, 2024, there was $600,000 outstanding under the Extension Note.

On July 17, 2024, the Company issued an unsecured promissory note to the Sponsor (the “July Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000. The July Promissory Note bears no interest and is repayable in full (subject to amendment or waiver) upon the earlier of (i) the date of the consummation of the Company’s initial business combination, or (ii) the date of the Company’s liquidation. As of December 31, 2024, there was $225,000 outstanding under the July Promissory Note.

On January 17, 2025, the Company issued an unsecured promissory note to the Sponsor in the amount of $335,131 to pay for up to twelve additional one-month extension payments (the “2025 Extension Note”). On January 17, 2025, the Company drew $27,927 against the 2025 Extension Note to pay for an additional one-month extension. The 2025 Extension Note bears no interest and is repayable in full (subject to amendment or waiver) upon the earlier of (i) the date of the consummation of the Company’s initial business combination, or (ii) the date of the Company’s liquidation.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by BDO in connection with regulatory filings. The aggregate fees billed by BDO for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2024 and for the year ended December 31, 2023 totaled approximately $157,230 and $154,144, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay BDO for consultations concerning financial accounting and reporting standards for the year ended December 31, 2024 and for the year ended December 31, 2023.

Tax Fees. We did not pay BDO for tax planning and tax advice for the year ended December 31, 2024 and for the year ended December 31, 2023.

All Other Fees. We did not pay BDO for other services for the year ended December 31, 2024 and for the year ended December 31, 2023.

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

1.Financial Statements

See Index to Financial Statements as Item 8 herein.

2.Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
1.1	Underwriting Agreement, dated January 12, 2023, by and among the Company and BTIG, LLC, as representative of the several underwriters.	8-K	001-41593	1.1	January 19, 2023
2.1	Business Combination Agreement, dated as of January 2, 2024, by and between the Company and Pomvom Ltd.	8-K	001-41593	2.1	January 2, 2024
2.2	Amendment No. 1 to the Business Combination Agreement, dated April 22, 2024, by and between Israel Acquisitions Corp and Pomvom Ltd.	8-K	001-41593	2.2	April 24, 2024
2.3	Business Combination Agreement, dated as of January 26, 2025, by and among, Israel Acquisitions Corp and Gadfin Ltd.	8-K	001-41593	2.1	January 27, 2025
3.1	Third Amended and Restated Memorandum and Articles of Association, dated January 8, 2024	8-K	001-41593	3.1	January 11, 2024
3.2	Fourth Amended and Restated Memorandum and Articles of Association, adopted on January 6, 2025.	8-K	001-41593	3.1	January 10, 2025
4.1	Specimen Unit Certificate	S-1	333-263658	4.1	August 31, 2022
4.2	Specimen Class A Ordinary Share Certificate	S-1	333-263658	4.2	August 31, 2022
4.3	Specimen Warrant Certificate (included in Exhibit 4.4)	S-1	333-263658	4.4	August 31, 2022
4.4	Warrant Agreement, dated January 12, 2023, by and between the Company and American Stock Transfer & Trust Company, as warrant agent.	8-K	001-41593	4.1	January 19, 2023
4.5	Description of Securities	10-K	001-41593	4.5	April 17, 2023
10.1	Letter Agreement, dated January 12, 2023, by and among the Company, its executive officers, its directors and Israel Acquisitions Sponsor LLC.	8-K	001-41593	10.1	January 19, 2023
10.2	Investment Management Trust Agreement, dated January 12, 2023, by and between the Company and American Stock Transfer & Trust Company, as trustee.	8-K	001-41593	10.2	January 19, 2023
10.3	Registration Rights Agreement, dated January 12, 2023, by and among the Company, Israel Acquisitions Sponsor LLC, BTIG, LLC, Exos Capital LLC and JonesTrading Institutional Services LLC.	8-K	001-41593	10.3	January 19, 2023
10.4	Private Placement Units Purchase Agreement, dated January 12, 2023, by and between the Company and Israel Acquisitions Sponsor LLC.	8-K	001-41593	10.4	January 19, 2023
10.5	Private Placement Units Purchase Agreement, dated January 12, 2023, by and between the Company and BTIG, LLC.	8-K	001-41593	10.5	January 19, 2023
10.6	Private Placement Units Purchase Agreement, dated January 12, 2023, by and between the Company and Exos Capital LLC.	8-K	001-41593	10.6	January 19, 2023
10.7	Private Placement Units Purchase Agreement, dated January 12, 2023, by and between the Company and JonesTrading Institutional Services LLC.	8-K	001-41593	10.7	January 19, 2023
10.8	Administrative Services Agreement, dated January 12, 2023, by and between the Company and Israel Acquisitions Sponsor LLC.	8-K	001-41593	10.8	January 19, 2023
10.9	Form of Indemnity Agreement	S-1	333-263658	10.5	August 31, 2022
10.10	Promissory Note, dated January 26, 2022, issued to the Sponsor.	S-1	333-263658	10.7	March 17, 2022
10.11	Securities Subscription Agreement, dated January 26, 2022, between the Company and Israel Acquisitions Sponsor LLC.	S-1	333-263658	10.8	March 17, 2022

10.12	Sponsor Support Agreement, dated January 2, 2024, by and among the Company, Pomvom Ltd. and Israel Acquisitions Sponsor LLC.	8-K	001-41593	10.1	January 2, 2024
10.13	Form of Transaction Support Agreement.	8-K	001-41593	10.2	January 2, 2024
10.14	Form of Registration Rights and Lock-Up Agreement.	8-K	001-41593	10.3	January 2, 2024
10.15	Amendment to the Investment Management Trust Agreement, dated January 8, 2024, by and between Israel Acquisitions Corp and Equiniti Trust Company, LLC.	8-K	001-41593	10.1	January 11, 2024
10.16	Amended and Restated Sponsor Support Agreement, dated April 19, 2024, by and among the Company, Pomvom Ltd. and Israel Acquisitions Sponsor LLC.	10-Q	001-41593	10.1	May 15, 2024
10.17	Promissory Note, dated January 18, 2024, by and between the Company and Israel Acquisitions Sponsor.	10-Q	001-41593	10.5	May 15, 2024
10.18	Promissory Note, dated July 17, 2024, between the Company and Israel Acquisitions Sponsor LLC.	10-Q	001-41593	10.1	August 14, 2024
10.19	Amendment to the Investment Management Trust Agreement, dated January 6, 2025, by and between Israel Acquisitions Corp and Equiniti Trust Company, LLC.	8-K	001-41593	10.1	January 10, 2025
10.20	Promissory Note dated January 17, 2025, by and between the Company and the Sponsor	8-K	001-41593	10.1	January 22, 2025
10.21	Form of Sponsor Support Agreement.	8-K	001-41593	10.1	January 27, 2025
10.22	Form of Transaction Support Agreement.	8-K	001-41593	10.2	January 27, 2025
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Security Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Security Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File. Formatted in Inline XBRL and contained in exhibit 101.
*	Filed herewith.

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

Dated: March 31, 2025

ISRAEL ACQUISITIONS CORP
By:	/s/ Ziv Elul
	Name:	Ziv Elul
	Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Position	Date
By:	/s/ Ziv Elul	Chief Executive Officer and Director	March 31, 2025
	Ziv Elul	(Principal Executive Officer)

By:	/s/ Sharon Barzik Cohen	Chief Financial Officer and Director	March 31, 2025
	Sharon Barzik Cohen	(Principal Financial and Accounting Officer)

By:	/s/ Izhar Shay	Director (Chairman)	March 31, 2025
Izhar Shay

By:	/s/ Candice Beaumont	Director	March 31, 2025
Candice Beaumont

By:	/s/ Peter Cohen	Director	March 31, 2025
Peter Cohen

By:	/s/ Roy Zisapel	Director	March 31, 2025
Roy Zisapel

By:	/s/ Daniel Recanati	Director	March 31, 2025
Daniel Recanati

ISRAEL ACQUISITIONS CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Israel Acquisitions Corp

Bee Cave, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Israel Acquisitions Corp. (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, changes in ordinary shares subject to possible redemption and shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2022.

New York, New York

March 31, 2025.

ISRAEL ACQUISITIONS CORP

BALANCE SHEETS

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$21,257	$671,628
Prepaid expenses	6,359	145,114
Cash and Marketable Securities held in Trust Account	82,604,083	153,702,006
Total current assets	82,631,699	154,518,748
Total Assets	$82,631,699	$154,518,748

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$224,964	$55,000
Accounts payable	305,839	91,139
Due to related party	120,000	116,129
Promissory note - related party	825,000	—
Deferred underwriting commissions	5,406,250	5,406,250
Total Current Liabilities	6,882,053	5,668,518
Total Liabilities	6,882,053	5,668,518

Commitments and Contingencies (Note 5)
Class A Ordinary Shares Subject to Possible Redemption
Class A ordinary shares subject to possible redemption, $0.0001 par value; 7,259,615 and 14,375,000 shares issued and outstanding at redemption value at December 31, 2024 and 2023, respectively	82,604,083	153,702,006

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 762,500 shares issued and outstanding (excluding 7,259,615 and 14,375,000 shares subject to possible redemption) at December 31, 2024 and 2023, respectively	76	76
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 4,791,667 shares issued and outstanding at December 31, 2024 and 2023	479	479
Additional paid-in capital	—	—
Accumulated deficit	(6,854,992)	(4,852,331)
Total Shareholders’ Deficit	(6,854,437)	(4,851,776)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$82,631,699	$154,518,748

The accompanying notes are an integral part of these financial statements.

ISRAEL ACQUISITIONS CORP

STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023
Marketing and advertising expense	$350	$3,732
Administrative expense	16,862	114,026
Administrative expense - related party	120,000	116,129
Legal and accounting expense	748,069	533,565
Dues and subscriptions expense	89,700	6,980
Listing fee expense	194,954	23,114
Insurance expense	240,007	248,388
Loss from operations	(1,409,942)	(1,045,934)

Other income:
Dividend income on marketable securities held in Trust Account	4,223,235	498,927
Realized gain on marketable securities held in Trust Account	—	6,578,079
Dividend income	7,278	40,445
Interest income	3	1,958
Other income, net	4,230,516	7,119,409
Net income	$2,820,574	$6,073,475

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	7,415,143	13,705,479

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.50	$0.71

Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares	762,500	726,986

Basic and diluted net loss per share, non-redeemable Class A ordinary shares	$(0.16)	$(0.68)

Basic and diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	4,791,667	4,791,667

Basic and diluted net loss per share, non-redeemable Class B ordinary shares	$(0.16)	$(0.65)

The accompanying notes are an integral part of these financial statements.

ISRAEL ACQUISITIONS CORP

STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

For the Year Ended December 31, 2024

	Class A
	Ordinary Shares Subject to Possible		Class A		Class B		Additional		Total
	Redemption		Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2023	14,375,000	153,702,006	762,500	$76	4,791,667	$479	$—	$(4,852,331)	$(4,851,776)
Remeasurement of Class A ordinary shares to redemption value	—	4,823,235	—	—	—	—	—	(4,823,235)	(4,823,235)
Redemption of Class A ordinary shares	(7,115,385)	(75,921,158)	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	2,820,574	2,820,574
Balance - December 31, 2024	7,259,615	82,604,083	762,500	$76	4,791,667	$479	$—	$(6,854,992)	$(6,854,437)

For the Year Ended December 31, 2023

	Class A
	Ordinary Shares Subject to Possible		Class A		Class B		Additional		Total
	Redemption		Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	—	$—	—	$—	4,791,667	$479	$24,521	$(77,000)	$(52,000)
Issuance of Class A ordinary shares in initial public offering	14,375,000	134,753,406	—	—	—	—	354,359	—	354,359
Sale of private placement units	—	—	762,500	76	—	—	7,624,924	—	7,625,000
Transfer of Founder Shares	—	—	—	—	—	—	95,990	—	95,990
Remeasurement of Class A ordinary shares to redemption value	—	18,948,600	—	—	—	—	(8,099,794)	(10,848,806)	(18,948,600)
Net income	—	—	—	—	—	—	—	6,073,475	6,073,475
Balance - December 31, 2023	14,375,000	153,702,006	762,500	$76	4,791,667	$479	$—	$(4,852,331)	$(4,851,776)

The accompanying notes are an integral part of these financial statements.

ISRAEL ACQUISITIONS CORP

STATEMENTS OF CASH FLOWS

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$2,820,574	$6,073,475
Adjustments to reconcile net income to net cash used in operating activities:
Realized gain on marketable securities held in Trust Account	—	(6,578,079)
Excess fair value on transfer of Founder Shares	—	95,990
Changes in operating assets and liabilities:
Prepaid expenses	138,755	(145,114)
Due to related party	3,871	116,129
Accounts payable	214,700	91,139
Accrued expenses	169,964	(16,655)
Net cash provided by (used in) operating activities	3,347,864	(363,115)

Cash Flows from Investing Activities:
Purchase of marketable securities held in Trust Account	(4,823,235)	(602,213,927)
Proceeds from redemption of marketable securities held in Trust Account	75,921,158	455,090,000
Net cash provided by (used in) investing activities	71,097,923	(147,123,927)

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares	—	141,250,000
Proceeds from sale of private placement units	—	7,625,000
Payment of offering costs	—	(487,401)
Payment of promissory note – related party	—	(237,234)
Proceeds from promissory note – related party	825,000	—
Redemption of Class A ordinary shares subject to redemption	(75,921,158)	(487,401)
Net cash (used in) provided by financing activities	(75,096,158)	148,150,365

Net Change in Cash and Cash Equivalents	(650,371)	663,323
Cash and Cash Equivalents - Beginning	671,628	8,305
Cash and Cash Equivalents - Ending	$21,257	$671,628

Non-Cash Investing and Financing Activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$4,823,235	$18,948,600
Deferred underwriter fee payable	$—	$5,406,250

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

As of December 31, 2024, the Company had not commenced any operations. All activity for the period from August 24, 2021 (inception) through December 31, 2024 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), and, since the completion of the Initial Public Offering, a search for a target to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of gains on marketable securities held in the Trust Account, as well as interest and dividend income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

On January 6, 2025, by special resolution and at an extraordinary general meeting of shareholders, the Company has extended the date by which it has to complete an initial business combination from January 18, 2025 (the “Termination Date”) up to twelve (12) times, with each extension comprised of one month (each an “Extension”), from the Termination Date to January 18, 2026, by providing five days’ advance notice to the Trustee prior to the applicable Extended Date and depositing into the Trust Account the lesser of (i) $35,000 or (ii) $0.035 per Public Share, multiplied by the number of Public Shares that remain outstanding by the end of the then-current Extended Date, by the date of such Extension up until January 18, 2026 (assuming an initial business combination has not occurred), in exchange for a non-interest bearing, unsecured promissory note payable upon the consummation of an initial business combination.

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

Business Combination Agreement

On January 2, 2024, the Company entered into a business combination agreement with Pomvom Ltd., a company organized under the laws of Israel (“Pomvom,” and such agreement, the “Pomvom Business Combination Agreement”), pursuant to which, among other things and subject to the terms and conditions contained therein (i) Pomvom will cause a company organized under the laws of the State of Israel and wholly owned by a trustee (the “Pomvom NewPubCo”) to be formed, (ii) Pomvom will cause a Cayman Islands exempted company and wholly owned, direct subsidiary of Pomvom NewPubco (“Merger Sub”) to be formed, (iii) Pomvom will cause Pomvom NewPubCo and Merger Sub to become a party to the Pomvom Business Combination Agreement by delivering a joinder to the Pomvom Business Combination Agreement, (iv) Pomvom will effect the Share Split (as defined therein), (v) Pomvom NewPubco, the shareholders of Pomvom and the holders of equity awards of Pomvom will effect the Equity Exchange (as defined therein), and (vi) Merger Sub will merge with and into the Company, with the Company surviving the merger as a direct wholly owned subsidiary of Pomvom NewPubCo (the “Merger”).

On April 22, 2024, the Company entered into an amendment with Pomvom (the “Amendment”) to the Pomvom Business Combination Agreement. Pursuant to the Amendment, the we agreed with Pomvom to (i) extend the date by which all members of the board of directors of the post-combination company shall be agreed determined from April 30, 2024, to June 30, 2024, (ii) extend the date by which an independent compensation consultant shall present a benchmark analysis of the compensation packages for officers and directors of public market companies that are comparable to Pomvom and recommendations for officer and director compensation packages to the Pomvom’s compensation committee and board of directors in connection with their review and approval of such packages from April 30, 2024, to June 30, 2024, and (iii) extend the Minimum Equity Financing Proceeds Termination Date (as defined in the Pomvom Business Combination Agreement) from June 30, 2024, to August 31, 2024.

On August 22, 2024, the Company entered into a mutual termination agreement with Pomvom (the “Mutual Termination Agreement”) pursuant to which the Pomvom Business Combination Agreement was terminated by the mutual consent of the Company and Pomvom, effective as of August 22, 2024. The Company and Pomvom agreed to waive any claim or demand on the part of any of either party against the other party, except in relation to a violation of the Mutual Termination Agreement or a violation of the confidentiality obligations stipulated in the Pomvom Business Combination Agreement. There are no early termination penalties incurred by the Company or Pomvom in connection with the termination of the Pomvom Business Combination Agreement.

On January 26, 2025, the Company and Gadfin Ltd. (“Gadfin”) entered into the Business Combination Agreement, pursuant to which, among other things, and subject to the terms and conditions contained therein (i) Gadfin will cause a company organized under the laws of the State of Israel and wholly owned by a trustee (the “NewPubco”) to be formed, (ii) Gadfin will cause a company organized under the laws of the State of Israel and wholly owned, direct subsidiary of NewPubco (“Merger Sub 1”) to be formed, (iii) Gadfin will cause a Cayman Islands exempted company and wholly owned, direct subsidiary of NewPubco (“Merger Sub 2”) to be formed, (iv) Gadfin will cause NewPubco, Merger Sub 1 and Merger Sub 2 to become a party to the Business Combination Agreement by delivering a joinder to the Business Combination Agreement, (v) Gadfin will effect the Share Split, (vi) NewPubco, the shareholders of Gadfin and the holders of equity awards of Gadfin will effect the Acquisition Merger (as defined herein), (vii) Merger Sub 1 will merge with and into Gadfin, with Gadfin surviving the merger as a direct wholly owned subsidiary of NewPubCo (the “Acquisition Merger”), and (viii) Merger Sub 2 will merge with and into the Company, with the Company surviving the merger as a direct wholly owned subsidiary of NewPubco (the “IAC Merger”, and together with the Acquisition Merger, the “Mergers”). The collective transactions referenced in (i)-(viii) are hereinafter referred to as the “Transactions”. The terms of the Business Combination Agreement, which contain customary representations and warranties, covenants, closing conditions, termination provisions, and other terms relating to the Transactions, are summarized below.

Under the Business Combination Agreement, holders of Gadfin equity interests are expected to receive approximately $200,000,000 (the “Gadfin Equity Value”) in aggregate consideration in the form of NewPubco Ordinary Shares, equal to the quotient obtained by dividing (a) the Gadfin Equity Value by (b) the fully diluted number of Gadfin ordinary shares and preferred shares (including ordinary shares issuable upon exercise, vesting and settlement of Gadfin options and Gadfin warrants and other convertible securities of Gadfin); provided however, in the event Gadfin does not record at least $4,500,000 in deferred revenue by the Closing Date, the Gadfin Equity Value shall be $150,000,000.

Gadfin may terminate the Business Combination Agreement, (a) at any time prior to the receipt of the Gadfin Shareholder Approval, in order to immediately enter into a written definitive agreement with respect to a Superior Proposal, and (b) if the representations and warranties of the Company are not true and correct or if the Company has materially breached any covenant or agreement as set forth in the Business Combination Agreement. In the event the Business Combination Agreement is terminated by Gadfin in order to accept a Superior Proposal, Gadfin will pay to the Company a termination fee of $10,000,000. In the event the Business Combination Agreement is terminated by Gadfin pursuant to clause (b) of this paragraph, the Company will pay to Gadfin a termination fee of $10,000,000.

Liquidity Capital Resources and Going Concern

As of December 31, 2024, the Company had $21,257 in its operating bank account and a working capital deficit of $1,448,187 (excluding cash and marketable securities held in the Trust Account and the deferred underwriter fee payable) compared to $671,628 in its operating bank account and working capital of $554,474 (excluding cash and marketable securities held in the Trust Account and the deferred underwriter fee payable) as of December 31, 2023.

The Company’s liquidity needs through December 31, 2024 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares” or the “Founder Shares”), the Initial Public Offering and the issuance of the Private Units (see Note 3 and Note 4). Additionally, the Company drew on the Promissory Note (as defined below) to pay certain offering costs (see Note 4).

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Although no formal agreement exists, the Sponsor is committed to extend Working Capital Loans as needed (defined in Note 4 below). Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that (i) new financing will be available to it on commercially acceptable terms, if at all, or (ii) that its plans to consummate an initial business combination will be successful. In addition, management continues to evaluate the impact of the Ukraine-Russia conflict, the Israeli-Hamas conflict, the increased rate of inflation in the United States and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) on the industry and its effect on the Company’s financial position, results of its operations and/or search for a target company.

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

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. As of December 31, 2024 and 2023, the Company had $21,257 and $671,628 in cash and cash equivalents, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2024 and 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2024, 7,259,615 Class A ordinary shares subject to possible redemption are presented as temporary equity, at redemption value, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

The Class A ordinary shares subject to possible redemption is reflected on the balance sheet at December 31, 2024 as follows:

Gross proceeds from initial public offering	$143,750,000
Less:
Proceeds allocated to public warrants	(354,359)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(8,642,235)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	18,948,600
Class A ordinary shares subject to possible redemption at December 31, 2023	$153,702,006
Redemption of Class A ordinary shares	(75,921,158)
Re-measurement of Class A ordinary shares subject to possible redemption	4,823,235
Class A ordinary shares subject to possible redemption at December 31, 2024	$82,604,083

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. The Company incurred offering costs from the Initial Public Offering of $8,642,235, consisting of $2,500,000 of underwriting fee, $5,406,250 of deferred underwriting fee, $735,985 of other offering costs. These amounts were recorded to additional paid-in capital as a reduction to the net proceeds from the offering.

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

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance and remeasured at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative financial instruments is evaluated at the end of each reporting period. There were no derivative financial instruments accounted for as liabilities as of December 31, 2024 and December 31, 2023.

Warrants

The Company accounts for the public and private warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Pursuant to the Company’s evaluation, the Company concluded that the public and private warrants do not meet the criteria to be accounted for as liability under ASC 480. The Company further evaluated the public and private warrants under “ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity” (“ASC 815-40”) and concluded that the public warrants, private placement warrants are indexed to the Company’s own stock and meet the criteria to be classified in shareholders’ equity.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2024 and 2023. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share for the year ended December 31, 2024 (in dollars, except share amounts):

Year Ended
December 31, 2024
Net income	$2,820,574
Accretion of temporary equity to redemption value	(4,823,235)
Net loss including accretion of temporary equity to redemption value	$(2,002,661)

	Year Ended
	December 31, 2024
			Class B Non-
	Class A Redeemable	Class A Non-redeemable	redeemable
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income by class	$1,597,989	$167,842	$1,054,743

Less: Accretion allocation based on ownership percentage	$(2,732,591)	$(287,013)	(1,803,631)
Allocation of accretion of temporary equity to redeemable shares	4,823,235	—	—
Total net income (loss) by class	$3,688,633	$(119,171)	(748,888)

Denominator:
Weighted average shares outstanding	7,415,143	762,500	4,791,667
Basic and diluted net income (loss) per share	$0.50	$(0.16)	(0.16)

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

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standard Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. The standard was effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted this ASU for the annual period ended December 31, 2024 and applied the provisions retrospectively to each period presented in the financial statements. Adoption of the new standard did not have a material impact on our financial statements.

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

An aggregate of $10.20 per Unit sold in the Initial Public Offering was deposited in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. As of December 31, 2024, $82,604,083 was held in the Trust Account. In addition,as of December 31, 2024, $21,257 of operating cash is not held in the Trust Account and is available for working capital purposes.

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

Related Party Loans

In addition, to finance transaction costs in connection with an initial business combination, the initial shareholders, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent units of the post initial business combination entity at a price of $10.00 per private placement-equivalent unit. These units would be identical to the Private Units. As of December 31, 2024 and 2023, the Company had no outstanding Working Capital Loans.

Promissory Note – Related Party

On January 26, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. As of January 18, 2023, the Company had borrowed $237,234 under the Promissory Note. On January 18, 2023 the Company paid $245,540 to the Sponsor, resulting in an overpayment of $8,306 that was recorded as a related party receivable, which was subsequently refunded to the Company prior to December 31, 2023. The Promissory Note was non-interest bearing. As of December 31, 2024 and 2023, the outstanding balance under the Promissory Note was $0.

On January 18, 2024, the Company issued a promissory note in the amount of $600,000 to pay for up to twelve additional one-month extension payments (the “Extension Note”). On each of January 16, 2024, February 15, 2024, March 11, 2024, April 15, 2024, May 17, 2024, June 14, 2024, July 17, 2024, August 15, 2024, September 12, 2024, October 16, 2024, November 15, 2024, and December 17, 2024, the Company drew $50,000, $600,000 in the aggregate, against the Extension Note to pay for each additional one-month extension. The Extension Note bears no interest and is repayable in full (subject to amendment or waiver) upon the earlier of (i) the date of the consummation of the Company’s initial business combination, or (ii) the date of the Company’s liquidation. As of December 31, 2024 and 2023, there was $600,000 and $0 outstanding under the Extension Note, respectively.

Additionally, on July 17, 2024, the Company issued an unsecured promissory note to the Sponsor (the “July Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000. The July Promissory Note bears no interest and is repayable in full (subject to amendment or waiver) upon the earlier of (i) the date of the consummation of the Company’s initial business combination, or (ii) the date of the Company’s liquidation. As of December 31, 2024 and 2023, there was $225,000 and $0 outstanding under the July Promissory Note, respectively.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor commencing on the date the securities of the Company are first listed on the Nasdaq Global Market, pursuant to a Registration Statement on Form S-1 filed by the Company with the SEC and continuing until the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation. The Company will pay $10,000 per month to the Sponsor for certain office space, utilities and secretarial and administrative services as may be reasonably required from time to time. As of December 31, 2024 and 2023, there is $120,000 and $116,129, respectively, in due to related party related to the agreement. The Company incurred 120,000 and $116,129, respectively for the year ended December 31, 2024 and 2023. Amounts have been included in administrative expense - related party in the statements of operations.

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

Note 6 — Shareholders’ Equity (Deficit)

Preference shares - The Company is authorized to issue 2,000,000 preference shares with a par value of $0.0001 per preference share and with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of December 31, 2024 and 2023, there were no preference shares issued or outstanding.

Class A ordinary shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per Class A ordinary share. In connection with the shareholders’ vote at an extraordinary general meeting of shareholders held on January 8, 2024 (the “Meeting”), holders of 7,115,385 Class A ordinary shares of the Company exercised their right to redeem such shares. Accordingly, as of December 31, 2024 and 2023, there were 762,500 Class A ordinary shares issued or outstanding, excluding 7,259,615 and 14,375,000 shares of Class A ordinary shares issued and outstanding subject to possible redemption, respectively.

Class B ordinary shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per Class B ordinary share. Holders are entitled to one vote for each Class B ordinary share. As of December 31, 2024 and 2023, there were 4,791,667 Class B ordinary shares issued and outstanding.

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

Note 7 — Fair Value Measurements

At December 31, 2024 and 2023, the Company’s cash and marketable securities held in the Trust Account were valued at $82,604,083 and $153,702,006, respectively. The cash and marketable securities held in the Trust Account must be recorded on the balance sheet at fair value and are subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The following table presents the fair value information, as of December 31, 2024 and 2023, of the Company’s financial assets that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s cash and marketable securities held in the Trust Account are based on dividend income and market fluctuations in the value of invested marketable securities, which are considered observable. The fair value of the marketable securities held in trust is classified within Level 1 of the fair value hierarchy.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	December 31, 2024
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and marketable securities held in trust account(2)	$82,604,083	$—	$—

	December 31, 2023
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents(1)	$671,628	$—	$—
Cash and marketable securities held in trust account(2)	$153,702,006	$—	$—
(1)	The fair value of money market funds have been measured on a recurring basis using Level 1 inputs, which are based on unadjusted quoted market prices within active markets.
(2)	The fair value of the marketable securities held in the Trust Account approximates the carrying amount primarily due to their short-term nature.

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

Note 8 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The CODM uses net income or loss to manage the business and forecasts to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews significant expenses, which are consistent with those reported on the statements of operations, to manage, maintain, and enforce contractual agreements to ensure costs are aligned with agreements and the budget. The measure of segment assets is reported on the balance sheets as total assets. All segment items included in net income or loss are reported on the statements of operations and described within their respective disclosures.

Note 9 — Subsequent Events

On January 6, 2025, by special resolution and at an extraordinary general meeting of shareholders, the Company has extended the date by which it has to complete an initial business combination from January 18, 2025 (the “Termination Date”) up to twelve (12) times, with each extension comprised of one month (each an “Extension”), from the Termination Date to January 18, 2026, by providing five days’ advance notice to the Trustee prior to the applicable Extended Date and depositing into the Trust Account the lesser of (i) $35,000 or (ii) $0.035 per Public Share, multiplied by the number of Public Shares that remain outstanding by the end of the then-current Extended Date, by the date of such Extension up until January 18, 2026 (assuming an initial business combination has not occurred), in exchange for a non-interest bearing, unsecured promissory note payable upon the consummation of an initial business combination.

In connection with the shareholders’ vote, holders of 6,461,683 Class A ordinary shares of the Company exercised their right to redeem such shares (the “Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, $73,146,251 was removed from the Trust Account to pay such holders. Following the aforementioned Redemption, the Company has 6,352,099 ordinary shares of the Company (inclusive of the Class A ordinary shares underlying the private placement units of the Company) outstanding.

On January 17, 2025, the Company issued an unsecured promissory note to the Sponsor in the amount of $335,131 to pay for up to twelve additional one-month extension payments (the “2025 Extension Note”). On January 17, 2025, February 18, 2025, and March 18, 2025, the Company drew $27,927 against the 2025 Extension Note to pay for an additional one-month extensions. The 2025 Extension Note bears no interest and is repayable in full upon the earlier of (i) the date of the consummation of the Company’s initial business combination, or (ii) the date of the Company’s liquidation.

On January 26, 2025, the Company entered into the Business Combination Agreement with Gadfin Ltd., a company domiciled in Israel (“Gadfin”). Gadfin is a pioneering technology company revolutionizing the logistics and cargo delivery industry with its innovative hydrogen-powered drones. Specializing in long-range, heavy-duty, zero-emission aerial delivery, Gadfin provides cutting-edge solutions for time-critical, essential cargo transport, especially to less accessible areas. Gadfin’s proprietary technology is designed to address the evolving needs of sectors such as healthcare, logistics, and industrial supply chains, enabling efficient, sustainable, and reliable deliveries across urban and remote areas.

Under the Business Combination Agreement, holders of Gadfin equity interests are expected to receive approximately $200,000,000 (the “Gadfin Equity Value”) in aggregate consideration in the form of NewPubco Ordinary Shares, equal to the quotient obtained by dividing (a) the Gadfin Equity Value by (b) the fully diluted number of Gadfin ordinary shares and preferred shares (including ordinary shares issuable upon exercise, vesting and settlement of Gadfin options and Gadfin warrants and other convertible securities of Gadfin); provided however, in the event Gadfin does not record at least $4,500,000 in deferred revenue by the Closing Date, the Gadfin Equity Value shall be $150,000,000.

Gadfin may terminate the Business Combination Agreement, (a) at any time prior to the receipt of the Gadfin Shareholder Approval, in order to immediately enter into a written definitive agreement with respect to a Superior Proposal, and (b) if the representations and warranties of the Company are not true and correct or if the Company has materially breached any covenant or agreement as set forth in the Business Combination Agreement. In the event the Business Combination Agreement is terminated by Gadfin in order to accept a Superior Proposal, Gadfin will pay to the Company a termination fee of $10,000,000. In the event the Business Combination Agreement is terminated by Gadfin pursuant to clause (b) of this paragraph, the Company will pay to Gadfin a termination fee of $10,000,000.

Effective March 18, 2025, Daniel Recanati resigned from his role as Chairman of the audit committee. Simultaneously Daniel Recanati’s resignation as Chairman of the audit committee, the board of directors appointed Peter Cohen as Chairman of the audit committee.