Form 10-Q
period 2025-03-31
Israel Acquisitions Corp
filed 2025-05-14
CIK 1915328

FORM 10-Q

(MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2025

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

As of May 14, 2025, there were 1,560,432 Class A ordinary shares, par value $0.0001 per share issued and outstanding and 4,791,667 Class B ordinary shares, par value $0.0001 per share issued and outstanding.

Page
PART I - FINANCIAL INFORMATION	2
Item 1. Interim Financial Statements (unaudited).	2
Condensed Balance Sheets as of March 31, 2025 and December 31, 2024	2
Condensed Statements of Operations for the three months ended March 31, 2025 and 2024	3
Condensed Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the three months ended March 31, 2025 and 2024	4
Condensed Statements of Cash Flows for the three months ended March 31, 2025 and 2024	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	24
PART II - OTHER INFORMATION	25
Item 1. Legal Proceedings	25
Item 1.A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	26
PART III - SIGNATURES	27

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ISRAEL ACQUISITIONS CORP

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$27,193	$21,257
Prepaid expenses	69,925	6,359
Cash and Marketable Securities held in Trust Account	9,388,700	82,604,083
Total Current Assets	9,485,818	82,631,699
Total Assets	$9,485,818	$82,631,699

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$229,673	$224,964
Accounts payable	133,766	305,839
Due to related party	150,000	120,000
Promissory note – related party	1,283,783	825,000
Deferred underwriting commissions	5,406,250	5,406,250
Total Current Liabilities	7,203,472	6,882,053
Total Liabilities	7,203,472	6,882,053

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 797,932 and 7,259,615 shares issued and outstanding at redemption value at March 31, 2025 and December 31, 2024, respectively	9,388,700	82,604,083

Shareholders’ Deficit
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized; 762,500 shares issued and outstanding (excluding 797,932 and 7,259,615 shares subject to possible redemption) at March 31, 2025 and December 31, 2024, respectively	76	76
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized; 4,791,667 shares issued and outstanding at March 31, 2025 and December 31, 2024	479	479
Additional paid-in capital	—	—
Accumulated deficit	(7,106,909)	(6,854,992)
Total Shareholders’ Deficit	(7,106,354)	(6,854,437)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$9,485,818	$82,631,699

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISRAEL ACQUISITIONS CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2025	2024
Marketing and advertising expense	$750	$—
Administrative expense	2,167	7,029
Administrative expense – related party	30,000	30,000
Legal and accounting expense	157,178	378,580
Dues and subscriptions expense	—	34,535
Listing fee expense	48,243	117,464
Insurance expense	42,934	64,167
Loss from operations	(281,272)	(631,775)

Other income:
Gain on extinguishment of liability	113,136	—
Dividend income on marketable securities held in Trust Account	234,788	1,201,832
Dividend income	—	5,798
Interest income	1	1
Other income	347,925	1,207,631
Net income	$66,653	$575,856

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	1,946,676	7,885,143

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.15	$0.12

Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares	762,500	762,500

Basic and diluted net loss per share, non-redeemable Class A ordinary shares	$(0.04)	$(0.06)

Basic and diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	4,791,667	4,791,667

Basic and diluted net loss per share, non-redeemable Class B ordinary shares	$(0.04)	$(0.06)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISRAEL ACQUISITIONS CORP

CONDENSED STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Class A
	Ordinary Shares Subject to Possible		Class A		Class B		Additional		Total
	Redemption		Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	7,259,615	$82,604,083	762,500	$76	4,791,667	$479	$—	$(6,854,992)	$(6,854,437)
Remeasurement of Class A ordinary shares to redemption value	—	318,570	—	—	—	—	—	(318,570)	(318,570)
Redemption of Class A ordinary shares	(6,461,683)	(73,533,953)	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	66,653	66,653
Balance - March 31, 2025	797,932	9,388,700	762,500	$76	4,791,667	$479	$—	$(7,106,909)	$(7,106,354)

	Class A
	Ordinary Shares Subject to Possible		Class A		Class B		Additional		Total
	Redemption		Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2023	14,375,000	$153,702,006	762,500	$76	4,791,667	$479	$—	$(4,852,331)	$(4,851,776)
Remeasurement of Class A ordinary shares to redemption value	—	1,351,832	—	—	—	—	—	(1,351,832)	(1,351,832)
Redemption of Class A ordinary shares	(7,115,385)	(75,921,158)	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	575,856	575,856
Balance - March 31, 2024	7,259,615	79,132,680	762,500	$76	4,791,667	$479	$—	$(5,628,307)	$(5,627,752)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISRAEL ACQUISITIONS CORP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2025	2024

Cash Flows from Operating Activities:
Net income	$66,653	$575,856
Changes in operating assets and liabilities:
Prepaid expenses	(63,566)	10,891
Due to related party	30,000	30,000
Accounts payable	(172,073)	19,549
Accrued expenses	4,709	212,265
Net cash (used in) provided by operating activities	(134,277)	848,561

Cash Flows from Investing Activities:
Purchase and reinvestment of marketable securities held in Trust Account	(318,570)	(1,351,832)
Proceeds from redemption of marketable securities held in Trust Account	73,533,953	75,921,158
Net cash provided by investing activities	73,215,383	74,569,326

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	458,783	150,000
Redemptions of Class A ordinary shares subject to redemption	(73,533,953)	(75,921,158)
Net cash (used in) financing activities	(73,075,170)	(75,771,158)

Net Change in Cash and Cash Equivalents	5,936	(353,271)
Cash and Cash Equivalents - Beginning	21,257	671,628
Cash and Cash Equivalents - Ending	$27,193	$318,357

Non-Cash Investing and Financing Activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$318,570	$1,351,832

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

As of March 31, 2025, the Company had not commenced any operations. All activity for the period from August 24, 2021 (inception) through March 31, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), and, since the completion of the Initial Public Offering, a search for a target to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of gains on marketable securities held in the Trust Account, as well as interest and dividend income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

Business Combination Agreement

In January 2024, the Company entered into a business combination agreement with Pomvom Ltd., a company organized under the laws of Israel (“Pomvom,” and such agreement, the “Pomvom Business Combination Agreement”). In August 2024, the Company entered into a mutual termination agreement with Pomvom (the “Mutual Termination Agreement”). There are no early termination penalties incurred by the Company or Pomvom in connection with the termination of the Pomvom Business Combination Agreement.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2025, the Company had $27,193 in its operating bank account and a working capital deficit of $1,700,104 (excluding cash and marketable securities held in the Trust Account and the deferred underwriter fee payable) compared to $21,257 in its operating bank account and a working capital deficit of $1,448,187 (excluding cash and marketable securities held in the Trust Account and the deferred underwriter fee payable) as of December 31, 2024.

The Company’s liquidity needs through March 31, 2025 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares” or the “Founder Shares”), the Initial Public Offering and the issuance of the Private Units (see Note 3 and Note 4). Additionally, the Company drew on the Promissory Note (as defined below) to pay certain offering costs (see Note 4).

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Although no formal agreement exists, the Sponsor is committed to extend Working Capital Loans as needed (defined in Note 4 below). Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that (i) new financing will be available to it on commercially acceptable terms, if at all, or (ii) that its plans to consummate an initial business combination will be successful. In addition, management is currently evaluating the impact of the invasion of Ukraine by Russia, the increased rate of inflation in the United States and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) on the industry and its effect on the Company’s financial position and results of its operations.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2024 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. As of March 31, 2025 and December 31, 2024, the Company had $27,193 and $21,257 in cash and cash equivalents, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2025 and December 31, 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2025, 797,932 Class A ordinary shares subject to possible redemption are presented as temporary equity, at redemption value, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

The Class A ordinary shares subject to possible redemption is reflected on the balance sheet at March 31, 2025 as follows:

Gross proceeds from Initial Public Offering	$143,750,000
Less:
Proceeds allocated to public warrants	(354,359)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(8,642,235)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	18,948,600
Class A ordinary shares subject to possible redemption at December 31, 2023	153,702,006
Redemption of Class A ordinary shares	(75,921,158)
Re-measurement of Class A ordinary shares subject to possible redemption	4,823,235
Class A ordinary shares subject to possible redemption at December 31, 2024	82,604,083
Redemption of Class A ordinary shares	(73,533,953)
Re-measurement of Class A ordinary shares subject to possible redemption	318,570
Class A ordinary shares subject to possible redemption at March 31, 2025	$9,388,700

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2025 and December 31, 2024. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. U.S. taxation could be imposed if the Company is engaged in a U.S. trade or business. The Company is not expected to be treated as engaged in a U.S. trade or business at this time. Additionally, given the nature of the investment income generated from the funds held in the trust account, it is not subject to tax withholdings in the U.S. Moreover, the Company determined that no income tax liability would arise from any other jurisdictions outside of the Cayman Islands. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

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

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share for the three months ended March 31, 2025 (in dollars, except share amounts):

Three Months Ended
March 31, 2025
Net income	$66,653
Accretion of temporary equity to redemption value	(318,570)
Net loss including accretion of temporary equity to redemption value	$(251,917)

	Three Months Ended
	March 31, 2025
			Class B Non-
	Class A Redeemable	Class A Non-redeemable	redeemable
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income by class	$8,373	$8,001	$50,279

Less: Accretion allocation based on ownership percentage	$(40,018)	$(38,240)	(240,312)
Allocation of accretion of temporary equity to redeemable shares	318,570	—	—
Total net income (loss) by class	$286,925	$(30,239)	(190,033)

Denominator:
Weighted average shares outstanding	1,946,676	762,500	4,791,667
Basic and diluted net income (loss) per share	$0.15	$(0.04)	(0.04)

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

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standard Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. The standard was effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted this ASU for the annual period ended December 31, 2024. Adoption of the new standard did not have a material impact on our financial statements.

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

An aggregate of $10.20 per Unit sold in the Initial Public Offering was deposited in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. As of March 31, 2025, $9,388,700 was held in the Trust Account. In addition, $27,193 of operating cash is not held in the Trust Account and is available for working capital purposes.

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

Related Party Loans

In addition, to finance transaction costs in connection with an initial business combination, the initial shareholders, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent units of the post initial business combination entity at a price of $10.00 per private placement-equivalent unit. These units would be identical to the Private Units. As of March 31, 2025 and December 31, 2024, the Company had no outstanding Working Capital Loans.

Promissory Note – Related Party

On January 26, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. As of January 18, 2023, the Company had borrowed $237,234 under the Promissory Note. On January 18, 2023 the Company paid $245,540 to the Sponsor, resulting in an overpayment of $8,306 that was recorded as a related party receivable, which was subsequently refunded to the Company prior to December 31, 2023. The Promissory Note was non-interest bearing. As of March 31, 2025 and December 31, 2024, the outstanding balance under the Promissory Note was $0.

On January 18, 2024, the Company issued a promissory note in the amount of $600,000 to pay for up to twelve additional one-month extension payments (the “Extension Note”). On each of January 16, 2024, February 15, 2024, March 11, 2024, April 15, 2024, May 17, 2024, June 14, 2024, July 17, 2024, August 15, 2024, September 12, 2024, October 16, 2024, November 15, 2024, and December 17, 2024, the Company drew $50,000, $600,000 in the aggregate, against the Extension Note to pay for each additional one-month extension. The Extension Note bears no interest and is repayable in full (subject to amendment or waiver) upon the earlier of (i) the date of the consummation of the Company’s initial business combination, or (ii) the date of the Company’s liquidation. As of March 31, 2025 and December 31, 2024, there was $600,000 outstanding under the Extension Note.

Additionally, on July 17, 2024, the Company issued an unsecured promissory note to the Sponsor (the “July Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000. The July Promissory Note bears no interest and is repayable in full (subject to amendment or waiver) upon the earlier of (i) the date of the consummation of the Company’s initial business combination, or (ii) the date of the Company’s liquidation. As of March 31, 2025 and December 31, 2024, there was $600,000 and $225,000 outstanding under the July Promissory Note, respectively.

On January 17, 2025, the Company issued an unsecured promissory note to the Sponsor in the amount of $335,131 to pay for up to twelve additional one-month extension payments (the “2025 Extension Note”). On January 17, 2025, February 18, 2025, and March 18, 2025, the Company drew $27,927 against the 2025 Extension Note to pay for an additional one-month extensions. The 2025 Extension Note bears no interest and is repayable in full upon the earlier of (i) the date of the consummation of the Company’s initial business combination, or (ii) the date of the Company’s liquidation. As of March 31, 2025, there was $83,783 outstanding under the 2025 Extension Note.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor commencing on the date the securities of the Company are first listed on the Nasdaq Global Market, pursuant to a Registration Statement on Form S-1 filed by the Company with the SEC and continuing until the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation. The Company will pay $10,000 per month to the Sponsor for certain office space, utilities and secretarial and administrative services as may be reasonably required from time to time. As of March 31, 2025 and December 31, 2024, there is $150,000 and $120,000, respectively, in due to related party related to the agreement. The Company incurred 30,000 for the three months ended March 31, 2025 and 2024. Amounts have been included in administrative expense - related party in the statements of operations.

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

Note 6 — Shareholders’ Equity (Deficit)

Preference shares - The Company is authorized to issue 2,000,000 preference shares with a par value of $0.0001 per preference share and with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of March 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A ordinary shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per Class A ordinary share. In connection with the shareholders’ vote at an extraordinary general meeting of shareholders held on January 8, 2024 (the “Meeting”), holders of 7,115,385 Class A ordinary shares of the Company exercised their right to redeem such shares. Accordingly, as of March 31, 2025 and December 31, 2024, there were 762,500 Class A ordinary shares issued or outstanding, excluding 797,932 and 7,259,615 shares of Class A ordinary shares issued and outstanding subject to possible redemption, respectively.

Class B ordinary shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per Class B ordinary share. Holders are entitled to one vote for each Class B ordinary share. As of March 31, 2025 and December 31, 2024, there were 4,791,667 Class B ordinary shares issued and outstanding.

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

Note 7 — Fair Value Measurements

At March 31, 2025 and December 31, 2024, the Company’s cash and marketable securities held in the Trust Account were valued at $9,388,700 and $82,604,083, respectively. The cash and marketable securities held in the Trust Account must be recorded on the balance sheet at fair value and are subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The following table presents the fair value information, as of March 31, 2025 and December 31 2024, of the Company’s financial assets that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s cash and marketable securities held in the Trust Account are based on dividend and interest income and market fluctuations in the value of invested marketable securities, which are considered observable. The fair value of the marketable securities held in trust is classified within Level 1 of the fair value hierarchy.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	March 31, 2025
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and marketable securities held in Trust Account	$9,388,700	$—	$—

	December 31, 2024
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and marketable securities held in Trust Account	$82,604,083	$—	$—

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

Note 9 — Subsequent Events

On April 17, 2025, the Company drew an additional $27,927 against the Extension Note to extend the Termination Date to May 18, 2025.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (an “initial business combination”), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and “variations” and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of an initial business combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (our “Annual Report”), filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

In connection with the shareholders’ vote, holders of 6,461,683 Class A ordinary shares of the Company exercised their right to redeem such shares (the “Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, $73,533,953 was removed from the Trust Account to pay such holders. Following the aforementioned Redemption, the Company has 6,352,099 ordinary shares of the Company (inclusive of the Class A ordinary shares underlying the private placement units of the Company) outstanding.

On January 17, 2025, the Company issued an unsecured promissory note to the Sponsor in the amount of $335,131 to pay for up to twelve additional one-month extension payments (the “2025 Extension Note”). On each of January 17, 2025, February 17, 2025, March 17, 2025 and April 17, 2025, the Company drew $27,927 against the 2025 Extension Note to pay for each additional one-month extension. The 2025 Extension Note bears no interest and is repayable in full upon the earlier of (i) the date of the consummation of the Company’s initial business combination, or (ii) the date of the Company’s liquidation.

On January 26, 2025, we entered into the Business Combination Agreement (the “Business Combination Agreement”) with Gadfin Ltd., a company domiciled in Israel (“Gadfin”). Gadfin is a pioneering technology company revolutionizing the logistics and cargo delivery industry with its innovative hydrogen-powered drones. Specializing in long-range, heavy-duty, zero-emission aerial delivery, Gadfin provides cutting-edge solutions for time-critical, essential cargo transport, especially to less accessible areas. Gadfin’s proprietary technology is designed to address the evolving needs of sectors such as healthcare, logistics, and industrial supply chains, enabling efficient, sustainable, and reliable deliveries across urban and remote areas.

Pursuant to the Business Combination Agreement, among other things, and subject to the terms and conditions contained therein (i) Gadfin will cause a company organized under the laws of the State of Israel and wholly owned by a trustee (the “NewPubco”) to be formed, (ii) Gadfin will cause a company organized under the laws of the State of Israel and wholly owned, direct subsidiary of NewPubco (“Merger Sub 1”) to be formed, (iii) Gadfin will cause a Cayman Islands exempted company and wholly owned, direct subsidiary of NewPubco (“Merger Sub 2”) to be formed, (iv) Gadfin will cause NewPubco, Merger Sub 1 and Merger Sub 2 to become a party to the Business Combination Agreement by delivering a joinder to the Business Combination Agreement, (v) Gadfin will effect the Share Split, (vi) NewPubco, the shareholders of Gadfin and the holders of equity awards of Gadfin will effect the Acquisition Merger (as defined herein), (vii) Merger Sub 1 will merge with and into Gadfin, with Gadfin surviving the merger as a direct wholly owned subsidiary of NewPubco (the “Acquisition Merger”), and (viii) Merger Sub 2 will merge with and into the Company, with the Company surviving the merger as a direct wholly owned subsidiary of NewPubco (the “IAC Merger”, and together with the Acquisition Merger, the “Mergers”). The terms of the Business Combination Agreement, which contain customary representations and warranties, covenants, closing conditions, termination provisions, and other terms relating to the Merger, are summarized in the Recent Developments section in Item 2 to Part I of our Annual Report.

Effective March 18, 2025, Daniel Recanati resigned from his role as Chairman of the audit committee. Simultaneously with Daniel Recanati’s resignation as Chairman of the audit committee, the board of directors appointed Peter Cohen as Chairman of the audit committee.

Results of Operations

As of March 31, 2025, we had not commenced any operations. All activity from inception through March 31, 2025 relates to our formation and initial public offering (the “Initial Public Offering”), and, since the completion of the Initial Public Offering, our search for a target to consummate a business combination. We will not generate any operating revenues until after the completion of an initial business combination, at the earliest. We will generate non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering and placed in a U.S.-based trust account (the “Trust Account”). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2025, we had net income of $66,653, which consisted of dividends income on marketable securities held in the Trust Account of $234,788, gain on extinguishment of liability of $113,136, and dividends and interest on cash and cash equivalents of $1, offset by listing expenses of $48,243, administrative expenses of $32,167, legal and accounting expenses of $157,178, marketing and advertising expense of $750, and insurance expense of $42,934.

For the three months ended March 31, 2024, we had net income of $575,856, which consisted of dividends income on marketable securities held in the Trust Account of $1,201,832, and dividends and interest on cash and cash equivalents of $5,799, offset by listing expenses of $117,464, administrative expenses of $37,029, legal and accounting expenses of $378,580, dues and subscriptions expense of $34,535, and insurance expense of $64,167.

Liquidity, Capital Resources and Going Concern

As of March 31, 2025, we had $27,193 in cash and cash equivalents held outside of the Trust Account and a working capital deficit of $1,700,104 (excluding cash and marketable securities held in the Trust Account and the deferred underwriter fee payable).

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

For the three months ended March 31, 2025, net cash used in operating activities was $134,277. Net income of $66,653 was adjusted by $200,930 changes in operating assets and liabilities. Net cash provided by investing activities was $73,215,383 related to proceeds from redemption of marketable securities held in Trust Account of $73,533,953, offset by the purchase of marketable securities held in Trust Account of $83,906, as well as dividends received from and reinvestment of marketable securities of $234,664. Net cash used in financing activities was $73,075,170 related to payment of redemptions on Class A ordinary shares subject to redemption of $73,533,953, offset by $458,783 proceeds from drawdowns on the promissory notes with the Sponsor for Trust extension fees and working capital needs.

As of March 31, 2025, we had marketable securities held in the Trust Account of $9,388,700 (including approximately $234,788 of gains on marketable securities) consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting fees and income taxes payable), to complete our initial business combination. To the extent that our capital shares or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2025, we had cash and cash equivalents of $27,193 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit, at the option of the lender. As of March 31, 2025, we did not have any outstanding working capital loans.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of March 31, 2025.

The underwriters of the Initial Public Offering are entitled to a deferred discount of $0.35 per Unit, or $5,406,250 in the aggregate. The deferred discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates as of March 31, 2025.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standard Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. The standard was effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted this ASU for the annual period ended December 31, 2024. Adoption of the new standard did not have a material impact on our financial statements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

As of the end of the fiscal quarter ended March 31, 2025, no director or officer of the Company adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
2.1	Business Combination Agreement, dated as of January 26, 2025, by and among, Israel Acquisitions Corp and Gadfin Ltd.	8-K	001-41593	2.1	January 27, 2025
3.1	Fourth Amended and Restated Memorandum and Articles of Association, adopted on January 6, 2025.	8-K	001-41593	3.1	January 10, 2025
10.1	Amendment to the Investment Management Trust Agreement, dated January 6, 2025, by and between Israel Acquisitions Corp and Equiniti Trust Company, LLC.	8-K	001-41593	10.1	January 10, 2025
10.2	Promissory Note dated January 17, 2025, by and between the Company and the Sponsor	8-K	001-41593	10.1	January 22, 2025
10.3	Form of Sponsor Support Agreement.	8-K	001-41593	10.1	January 27, 2025
10.4	Form of Transaction Support Agreement.	8-K	001-41593	10.2	January 27, 2025
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Security Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d -14(a) under the Security Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File. Formatted in Inline XBRL and contained in exhibit 101.
*	Filed herewith.
**	Furnished herewith.

PART III – SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISRAEL ACQUISITIONS CORP

Date: May 14, 2025	By:	/s/ Ziv Elul
	Name:	Ziv Elul
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Sharon Barzik Cohen
	Name:	Sharon Barzik Cohen
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)