Form 10-K/A
period 2024-12-31
Israel Acquisitions Corp
filed 2025-06-23
CIK 1915328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ____________________________________

Commission File Number: 001-41593

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

Documents incorporated by reference:

The Annual Report on Form 10-K filed by Israel Acquisitions Corp, filed with the United States Securities and Exchange Commission on March 31, 2025, is hereby incorporated by reference in its entirety (including into Parts I, II, and III).

Auditor Firm ID	Auditor Name	Auditor Location
243	BDO USA, P.C	New York

EXPLANATORY NOTE

Israel Acquisitions Corp (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) for the year ended December 31, 2024, to amend the Company’s Annual Report on Form 10-K, originally filed with the United States Securities and Exchange Commission on March 31, 2025 (the “Original 10-K”), and the Original 10-K is incorporated by reference herein. The Original Form 10-K omitted Exhibit 97.1, which is the Company’s Clawback Policy. The Company is filing this Amendment No. 1 solely to include the omitted exhibit.

Pursuant to the rules of the SEC, Part IV, Item 15 (Exhibit Index) has also been amended to contain the currently dated certifications from our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and principal financial officer are attached to this Amendment No. 1 as Exhibits 31.1 and 31.2, respectively. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, we have omitted paragraphs 3, 4 and 5 of the certifications filed with this Amendment No. 1. Additionally, we are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002, because we are not filing any financial statements with this Amendment No. 1.

This Amendment No. 1 speaks as of the original filing date of the Original Form 10-K. No other information included in the Original Form 10-K has been modified or updated in any way. The Original Form 10-K continues to speak as of the date of the original filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred after the original filing other than as expressly indicated in this Amendment No. 1. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and the Company’s other SEC filings.

Item 15. Exhibits, Financial Statement Schedules.

(a)(3) Exhibits:

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

(b) Exhibits:

See Item 15(a)(3) above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 23, 2025

ISRAEL ACQUISITIONS CORP

By:	/s/ Ziv Elul
	Name:	Ziv Elul
	Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Position	Date

By:	/s/ Ziv Elul	Chief Executive Officer and Director	June 23, 2025
	Ziv Elul	(Principal Executive Officer)

By:	/s/ Sharon Barzik Cohen	Chief Financial Officer and Director	June 23, 2025
	Sharon Barzik Cohen	(Principal Financial and Accounting Officer)

By:	/s/ Izhar Shay	Director (Chairman)	June 23, 2025
Izhar Shay

By:	/s/ Candice Beaumont	Director	June 23, 2025
Candice Beaumont

By:	/s/ Peter Cohen	Director	June 23, 2025
Peter Cohen

By:	/s/ Roy Zisapel	Director	June 23, 2025
Roy Zisapel

By:	/s/ Daniel Recanati	Director	June 23, 2025
Daniel Recanati

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
1.1	Underwriting Agreement, dated January 12, 2023, by and among the Company and BTIG, LLC, as representative of the several underwriters.	8-K	001-41593	1.1	January 19, 2023
2.1	Business Combination Agreement, dated as of January 2, 2024, by and between the Company and Pomvom Ltd.	8-K	001-41593	2.1	January 2, 2024
2.2	Amendment No. 1 to the Business Combination Agreement, dated April 22, 2024, by and between Israel Acquisitions Corp and Pomvom Ltd.	8-K	001-41593	2.2	April 24, 2024
2.3	Business Combination Agreement, dated as of January 26, 2025, by and among, Israel Acquisitions Corp and Gadfin Ltd.	8-K	001-41593	2.1	January 27, 2025
3.1	Third Amended and Restated Memorandum and Articles of Association, dated January 8, 2024	8-K	001-41593	3.1	January 11, 2024
3.2	Fourth Amended and Restated Memorandum and Articles of Association, adopted on January 6, 2025.	8-K	001-41593	3.1	January 10, 2025
4.1	Specimen Unit Certificate	S-1	333-263658	4.1	August 31, 2022
4.2	Specimen Class A Ordinary Share Certificate	S-1	333-263658	4.2	August 31, 2022
4.3	Specimen Warrant Certificate (included in Exhibit 4.4)	S-1	333-263658	4.4	August 31, 2022
4.4	Warrant Agreement, dated January 12, 2023, by and between the Company and American Stock Transfer & Trust Company, as warrant agent.	8-K	001-41593	4.1	January 19, 2023
4.5	Description of Securities	10-K	001-41593	4.5	April 17, 2023
10.1	Letter Agreement, dated January 12, 2023, by and among the Company, its executive officers, its directors and Israel Acquisitions Sponsor LLC.	8-K	001-41593	10.1	January 19, 2023
10.2	Investment Management Trust Agreement, dated January 12, 2023, by and between the Company and American Stock Transfer & Trust Company, as trustee.	8-K	001-41593	10.2	January 19, 2023
10.3	Registration Rights Agreement, dated January 12, 2023, by and among the Company, Israel Acquisitions Sponsor LLC, BTIG, LLC, Exos Capital LLC and JonesTrading Institutional Services LLC.	8-K	001-41593	10.3	January 19, 2023
10.4	Private Placement Units Purchase Agreement, dated January 12, 2023, by and between the Company and Israel Acquisitions Sponsor LLC.	8-K	001-41593	10.4	January 19, 2023
10.5	Private Placement Units Purchase Agreement, dated January 12, 2023, by and between the Company and BTIG, LLC.	8-K	001-41593	10.5	January 19, 2023

10.6	Private Placement Units Purchase Agreement, dated January 12, 2023, by and between the Company and Exos Capital LLC.	8-K	001-41593	10.6	January 19, 2023
10.7	Private Placement Units Purchase Agreement, dated January 12, 2023, by and between the Company and JonesTrading Institutional Services LLC.	8-K	001-41593	10.7	January 19, 2023
10.8	Administrative Services Agreement, dated January 12, 2023, by and between the Company and Israel Acquisitions Sponsor LLC.	8-K	001-41593	10.8	January 19, 2023
10.9	Form of Indemnity Agreement	S-1	333-263658	10.5	August 31, 2022
10.10	Promissory Note, dated January 26, 2022, issued to the Sponsor.	S-1	333-263658	10.7	March 17, 2022
10.11	Securities Subscription Agreement, dated January 26, 2022, between the Company and Israel Acquisitions Sponsor LLC.	S-1	333-263658	10.8	March 17, 2022
10.12	Sponsor Support Agreement, dated January 2, 2024, by and among the Company, Pomvom Ltd. and Israel Acquisitions Sponsor LLC.	8-K	001-41593	10.1	January 2, 2024
10.13	Form of Transaction Support Agreement.	8-K	001-41593	10.2	January 2, 2024
10.14	Form of Registration Rights and Lock-Up Agreement.	8-K	001-41593	10.3	January 2, 2024
10.15	Amendment to the Investment Management Trust Agreement, dated January 8, 2024, by and between Israel Acquisitions Corp and Equiniti Trust Company, LLC.	8-K	001-41593	10.1	January 11, 2024
10.16	Amended and Restated Sponsor Support Agreement, dated April 19, 2024, by and among the Company, Pomvom Ltd. and Israel Acquisitions Sponsor LLC.	10-Q	001-41593	10.1	May 15, 2024
10.17	Promissory Note, dated January 18, 2024, by and between the Company and Israel Acquisitions Sponsor.	10-Q	001-41593	10.5	May 15, 2024
10.18	Promissory Note, dated July 17, 2024, between the Company and Israel Acquisitions Sponsor LLC.	10-Q	001-41593	10.1	August 14, 2024
10.19	Amendment to the Investment Management Trust Agreement, dated January 6, 2025, by and between Israel Acquisitions Corp and Equiniti Trust Company, LLC.	8-K	001-41593	10.1	January 10, 2025
10.20	Promissory Note dated January 17, 2025, by and between the Company and the Sponsor	8-K	001-41593	10.1	January 22, 2025
10.21	Form of Sponsor Support Agreement.	8-K	001-41593	10.1	January 27, 2025
10.22	Form of Transaction Support Agreement.	8-K	001-41593	10.2	January 27, 2025
97.1*	Clawback Policy
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Security Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-41593	31.1	March 31, 2025
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Security Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-41593	31.2	March 31, 2025
31.3*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Security Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Security Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File. Formatted in Inline XBRL and contained in exhibit 101.

*Filed herewith

**	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.