Form 10-Q
period 2025-06-30
Israel Acquisitions Corp
filed 2025-08-13
CIK 1915328

FORM 10-Q

(MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2025

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

As of August 13, 2025, there were 1,560,432 Class A ordinary shares, par value $0.0001 per share issued and outstanding and 4,791,667 Class B ordinary shares, par value $0.0001 per share issued and outstanding.

Page
PART I - FINANCIAL INFORMATION	2
Item 1. Interim Financial Statements (unaudited).	2
Condensed Balance Sheets as of June 30, 2025 and December 31, 2024	2
Condensed Statements of Operations for the three and six months ended June 30, 2025 and 2024	3
Condensed Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the three and six months ended June 30, 2025 and 2024	4
Condensed Statements of Cash Flows for the six months ended June 30, 2025 and 2024	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	27
PART II - OTHER INFORMATION	28
Item 1. Legal Proceedings	28
Item 1.A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	29
Item 3. Defaults Upon Senior Securities	29
Item 4. Mine Safety Disclosures	29
Item 5. Other Information	29
Item 6. Exhibits	30
PART III - SIGNATURES	31

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ISRAEL ACQUISITIONS CORP

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$57,256	$21,257
Prepaid expenses	42,500	6,359
Cash and Marketable Securities held in Trust Account	9,570,875	82,604,083
Total Current Assets	9,670,631	82,631,699
Total Assets	$9,670,631	$82,631,699

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$320,225	$224,964
Accounts payable	165,298	305,839
Due to related party	180,000	120,000
Promissory note – related party	1,554,638	825,000
Deferred underwriting commissions	5,406,250	5,406,250
Total Current Liabilities	7,626,411	6,882,053
Total Liabilities	7,626,411	6,882,053

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 797,932 and 7,259,615 shares issued and outstanding at redemption value at June 30, 2025 and December 31, 2024, respectively	9,570,875	82,604,083

Shareholders’ Deficit
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized; 762,500 shares issued and outstanding (excluding 797,932 and 7,259,615 shares subject to possible redemption) at June 30, 2025 and December 31, 2024, respectively	76	76
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized; 4,791,667 shares issued and outstanding at June 30, 2025 and December 31, 2024	479	479
Additional paid-in capital	—	—
Accumulated deficit	(7,527,210)	(6,854,992)
Total Shareholders’ Deficit	(7,526,655)	(6,854,437)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$9,670,631	$82,631,699

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISRAEL ACQUISITIONS CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Marketing and advertising expense	$—	$—	$750	$—
Administrative expense	97	6,004	2,264	13,033
Administrative expense – related party	30,000	30,000	60,000	60,000
Legal and accounting expense	186,881	151,845	344,059	530,425
Dues and subscriptions expense	73,489	37,240	73,489	71,775
Listing fee expense	28,650	4,425	76,893	121,889
Insurance expense	30,008	64,167	72,942	128,334
Loss from operations	(349,125)	(293,681)	(630,397)	(925,456)

Other income:
Gain on extinguishment of liability	12,533	—	125,669	—
Dividend income on marketable securities held in Trust Account	98,390	1,031,091	333,178	2,232,923
Dividend income on cash equivalents held in money market account	76	1,480	76	7,278
Interest income	—	1	1	2
Other income, net	110,999	1,032,572	458,924	2,240,203
Net (loss) income	$(238,126)	$738,891	$(171,473)	$1,314,747

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	797,932	7,259,615	1,369,130	7,572,379

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.16	$0.13	$0.30	$0.24

Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares	762,500	762,500	762,500	762,500

Basic and diluted net loss per share, non-redeemable Class A ordinary shares	$(0.07)	$(0.03)	$(0.11)	$(0.10)

Basic and diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	4,791,667	4,791,667	4,791,667	4,791,667

Basic and diluted net loss per share, non-redeemable Class B ordinary shares	$(0.07)	$(0.03)	$(0.11)	$(0.10)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISRAEL ACQUISITIONS CORP

CONDENSED STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Class A
	Ordinary Shares Subject to Possible		Class A		Class B		Additional		Total
	Redemption		Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	7,259,615	$82,604,083	762,500	$76	4,791,667	$479	$—	$(6,854,992)	$(6,854,437)
Remeasurement of Class A ordinary shares to redemption value	—	318,570	—	—	—	—	—	(318,570)	(318,570)
Redemption of Class A ordinary shares	(6,461,683)	(73,533,953)	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	66,653	66,653
Balance – March 31, 2025	797,932	9,388,700	762,500	$76	4,791,667	$479	$—	$(7,106,909)	$(7,106,354)
Remeasurement of Class A ordinary shares to redemption value	—	182,175	—	—	—	—	—	(182,175)	(182,175)
Net loss	—	—	—	—	—	—	—	(238,126)	(238,126)
Balance – June 30, 2025	797,932	9,570,875	762,500	$76	4,791,667	$479	$—	$(7,527,210)	$(7,526,655)

	Class A
	Ordinary Shares Subject to Possible		Class A		Class B		Additional		Total
	Redemption		Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2023	14,375,000	$153,702,006	762,500	$76	4,791,667	$479	$—	$(4,852,331)	$(4,851,776)
Remeasurement of Class A ordinary shares to redemption value	—	1,351,832	—	—	—	—	—	(1,351,832)	(1,351,832)
Redemption of Class A ordinary shares	(7,115,385)	(75,921,158)	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	575,856	575,856
Balance – March 31, 2024	7,259,615	79,132,680	762,500	$76	4,791,667	$479	$—	$(5,628,307)	$(5,627,752)
Remeasurement of Class A ordinary shares to redemption value	—	1,181,091	—	—	—	—	—	(1,181,091)	(1,181,091)
Net income	—	—	—	—	—	—	—	738,891	738,891
Balance – June 30, 2024	7,259,615	80,313,771	762,500	$76	4,791,667	$479	$—	$(6,070,507)	$(6,069,952)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISRAEL ACQUISITIONS CORP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2025	2024

Cash Flows from Operating Activities:
Net (loss) income	$(171,473)	$1,314,747
Changes in operating assets and liabilities:
Prepaid expenses	(36,141)	75,058
Due to related party	60,000	(56,129)
Accounts payable	(140,541)	35,359
Accrued expenses	95,261	259,186
Net cash (used in) provided by operating activities	(192,894)	1,628,221

Cash Flows from Investing Activities:
Purchase and reinvestment of marketable securities held in Trust Account	(500,745)	(2,532,923)
Proceeds from redemption of marketable securities held in Trust Account	73,533,953	75,921,158
Net cash provided by investing activities	73,033,208	73,388,235

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	729,638	300,000
Redemptions of Class A ordinary shares subject to redemption	(73,533,953)	(75,921,158)
Net cash (used in) financing activities	(72,804,315)	(75,621,158)

Net Change in Cash and Cash Equivalents	35,999	(604,702)
Cash and Cash Equivalents - Beginning	21,257	671,628
Cash and Cash Equivalents - Ending	$57,256	$66,926

Non-Cash Investing and Financing Activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$500,745	$2,532,923

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

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from August 24, 2021 (inception) through June 30, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), and, since the completion of the Initial Public Offering, a search for a target to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of gains on marketable securities held in the Trust Account, as well as interest and dividend income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

On July 2, 2025, the Company, Gadfin, and NewPubco entered into an amendment to the Business Combination Agreement (the “Amendment”). Pursuant to the Amendment, the Company and Gadfin agreed to (i) remove the requirement for the Company to liquidate immediately following the Mergers (as defined in the Business Combination Agreement), (ii) revise the Company Equity Value (as defined in the Business Combination Agreement) to $180,000,000, (iii) remove the PCAOB Related Default (as defined in the Business Combination Agreement) and related provisions, (iv) remove the Threshold Raised Amount (as defined in the Business Combination Agreement) and related provisions, (iv) clarify the maximum dilution calculation, (v) extend the deadline for the Benchmark Analysis (as defined in the Business Combination Agreement) to September 30, 2025, (vi) add a termination right for Gadfin, without penalty, in the event the Company does not, within 30 days of the Amendment, receive a full cash waiver from underwriters of the deferred underwriting fees currently owed and outstanding by the Company, and (vii) act as a joinder agreement pursuant to which NewPubco became a party to the Business Combination Agreement.

Under the Business Combination Agreement, as amended, holders of Gadfin equity interests are expected to receive approximately $180,000,000 (the “Gadfin Equity Value”) in aggregate consideration in the form of NewPubco Ordinary Shares, equal to the quotient obtained by dividing (a) the Gadfin Equity Value by (b) the fully diluted number of Gadfin ordinary shares and preferred shares (including ordinary shares issuable upon exercise, vesting and settlement of Gadfin options and Gadfin warrants and other convertible securities of Gadfin); provided however, in the event Gadfin does not record at least $4,500,000 in deferred revenue by the Closing Date, the Gadfin Equity Value shall be $150,000,000.

Gadfin may terminate the Business Combination Agreement, (a) at any time prior to the receipt of the Gadfin Shareholder Approval, in order to immediately enter into a written definitive agreement with respect to a Superior Proposal, (b) if the representations and warranties of the Company are not true and correct or if the Company has materially breached any covenant or agreement as set forth in the Business Combination Agreement, and (c) in the event the Company did not, within 30 days of the Amendment, receive a full cash waiver from underwriters of the deferred underwriting fees. In the event the Business Combination Agreement is terminated by Gadfin in order to accept a Superior Proposal, Gadfin will pay to the Company a termination fee of $10,000,000. In the event the Business Combination Agreement is terminated by Gadfin pursuant to clause (b) of this paragraph, the Company will pay to Gadfin a termination fee of $10,000,000.

Deficiency Letter

On May 28, 2025, Company received a deficiency letter (the “MVLS Notice”) from the Listing Qualifications Department of Nasdaq notifying the Company that, based on the market value of listed securities for the previous 30 consecutive business days, the listing of the Company’s securities was not in compliance with Nasdaq Listing Rule 5450(b)(2)(A) to maintain a minimum market value of listed securities of at least $50 million (the “MVLS Requirement”). In accordance with Nasdaq rules, the Company has a period of 180 calendar days (or until November 24, 2025) to regain compliance with the MVLS Requirement. To regain compliance during this 180-day compliance period, the minimum market value of listed securities must close at $50 million or more for a minimum of 10 consecutive business days. The MVLS Notice has no immediate effect on the listing of the Company’s securities on The Nasdaq Global Market. In the event that the Company does not regain compliance with the MVLS Requirement prior to the expiration of the 180-day compliance period, the Company will receive written notification from Nasdaq that the Company’s securities are subject to delisting. Alternatively, the Company may transfer the listing of its securities to The Nasdaq Capital Market, provided the Company will only be able to transfer the listing to The Nasdaq Capital Market if the Company then meets the continued listing requirements on The Nasdaq Capital Market. The Company is considering actions that it may take in response to the MVLS Notice to regain compliance with the MVLS Requirement, but no decisions about a response have been made at this time. There can be no assurance that the Company will be able to regain compliance with the MVLS Requirement or will otherwise be in compliance with other Nasdaq listing criteria.

Liquidity Capital Resources and Going Concern

As of June 30, 2025, the Company had $57,256 in its operating bank account and a working capital deficit of $2,120,405 (excluding cash and marketable securities held in the Trust Account and the deferred underwriter fee payable) compared to $21,257 in its operating bank account and a working capital deficit of $1,448,187 (excluding cash and marketable securities held in the Trust Account and the deferred underwriter fee payable) as of December 31, 2024.

The Company’s liquidity needs through June 30, 2025 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares” or the “Founder Shares”), the Initial Public Offering and the issuance of the Private Units (see Note 3 and Note 4). Additionally, the Company drew on the Promissory Note (as defined below) to pay certain offering costs (see Note 4).

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Although no formal agreement exists, the Sponsor is committed to extend Working Capital Loans as needed (defined in Note 4 below). Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that (i) new financing will be available to it on commercially acceptable terms, if at all, or (ii) that its plans to consummate an initial business combination will be successful. In addition, management is currently evaluating the impact of the continued Russia-Ukraine conflict, the Israel-Hamas conflict, the increased rate of inflation in the United States, the effect of recent tariffs imposed by the United States and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) on the industry and its effect on the Company’s financial position and results of its operations.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2024 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. As of June 30, 2025 and December 31, 2024, the Company had $57,256 and $21,257 in cash and cash equivalents, respectively.

Cash and Marketable Securities held in Trust Account

Following the closing of the Initial Public Offering on January 18, 2023, an amount of $146,625,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units were placed in the Trust Account and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 12 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within 12 months from the closing of the Initial Public Offering, the return of the funds held in the Trust Account to the public shareholders as part of redemption of the public shares (see Note 4).

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2025 and December 31, 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2025, 797,932 Class A ordinary shares subject to possible redemption are presented as temporary equity, at redemption value, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

The Class A ordinary shares subject to possible redemption is reflected on the balance sheet at June 30, 2025 as follows:

Gross proceeds from Initial Public Offering	$143,750,000
Less:
Proceeds allocated to public warrants	(354,359)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(8,642,235)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	18,948,600
Class A ordinary shares subject to possible redemption at December 31, 2023	153,702,006
Redemption of Class A ordinary shares	(75,921,158)
Re-measurement of Class A ordinary shares subject to possible redemption	4,823,235
Class A ordinary shares subject to possible redemption at December 31, 2024	82,604,083
Redemption of Class A ordinary shares	(73,533,953)
Re-measurement of Class A ordinary shares subject to possible redemption	500,745
Class A ordinary shares subject to possible redemption at June 30, 2025	$9,570,875

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2025 and December 31, 2024. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share for the three months ended June 30, 2025 (in dollars, except share amounts):

Three Months Ended
June 30, 2025
Net loss	$(238,126)
Accretion of temporary equity to redemption value	(182,175)
Net loss including accretion of temporary equity to redemption value	$(420,301)

	Three Months Ended
	June 30, 2025
			Class B Non-
	Class A Redeemable	Class A Non-redeemable	redeemable
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss by class	$(29,913)	$(28,584)	$(179,629)

Less: Accretion allocation based on ownership percentage	$(22,884)	$(21,868)	(137,423)
Allocation of accretion of temporary equity to redeemable shares	182,175	—	—
Total net income (loss) by class	$129,378	$(50,452)	(317,052)

Denominator:
Weighted average shares outstanding	797,932	762,500	4,791,667
Basic and diluted net income (loss) per share	$0.16	$(0.07)	(0.07)

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share for the six months ended June 30, 2025 (in dollars, except share amounts):

Six Months Ended
June, 2025
Net loss	$(171,473)
Accretion of temporary equity to redemption value	(500,745)
Net loss including accretion of temporary equity to redemption value	$(672,218)

	Six Months Ended
	June 30, 2025
			Class B Non-
	Class A Redeemable	Class A Non-redeemable	redeemable
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss by class	$(21,540)	$(20,583)	$(129,350)

Less: Accretion allocation based on ownership percentage	$(62,902)	$(60,109)	(377,734)
Allocation of accretion of temporary equity to redeemable shares	500,745	—	—
Total net income (loss) by class	$416,303	$(80,692)	(507,084)

Denominator:
Weighted average shares outstanding	1,369,130	762,500	4,791,667
Basic and diluted net income (loss) per share	$0.30	$(0.11)	(0.11)

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

Gain on Extinguishment of Liability

The Company renegotiated amounts due to a vendor.  The Company recorded a gain of $12,533 and $125,669, respectively, for the three and six months ended June 30, 2025. No gain was recorded for the three and six months ended June 30, 2024.  Amounts have been included in gain on extinguishment of liability in the statements of operations.

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

An aggregate of $10.20 per Unit sold in the Initial Public Offering was deposited in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. As of June 30, 2025, $9,570,875 was held in the Trust Account. In addition, $57,256 of operating cash is not held in the Trust Account and is available for working capital purposes.

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

Related Party Loans

In addition, to finance transaction costs in connection with an initial business combination, the initial shareholders, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent units of the post initial business combination entity at a price of $10.00 per private placement-equivalent unit. These units would be identical to the Private Units. As of June 30, 2025 and December 31, 2024, the Company had no outstanding Working Capital Loans.

Promissory Note – Related Party

On January 26, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. As of January 18, 2023, the Company had borrowed $237,234 under the Promissory Note. On January 18, 2023 the Company paid $245,540 to the Sponsor, resulting in an overpayment of $8,306 that was recorded as a related party receivable, which was subsequently refunded to the Company prior to December 31, 2023. The Promissory Note was non-interest bearing. As of June 30, 2025 and December 31, 2024, the outstanding balance under the Promissory Note was $0.

On January 18, 2024, the Company issued a promissory note in the amount of $600,000 to pay for up to twelve additional one-month extension payments (the “Extension Note”). On each of January 16, 2024, February 15, 2024, March 11, 2024, April 15, 2024, May 17, 2024, June 14, 2024, July 17, 2024, August 15, 2024, September 12, 2024, October 16, 2024, November 15, 2024, and December 17, 2024, the Company drew $50,000, $600,000 in the aggregate, against the Extension Note to pay for each additional one-month extension. The Extension Note bears no interest and is repayable in full (subject to amendment or waiver) upon the earlier of (i) the date of the consummation of the Company’s initial business combination, or (ii) the date of the Company’s liquidation. As of June 30, 2025 and December 31, 2024, there was $600,000 outstanding under the Extension Note.

Additionally, on July 17, 2024, the Company issued an unsecured promissory note to the Sponsor (the “July Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000. The July Promissory Note bears no interest and is repayable in full (subject to amendment or waiver) upon the earlier of (i) the date of the consummation of the Company’s initial business combination, or (ii) the date of the Company’s liquidation. As of June 30, 2025 and December 31, 2024, there was $815,000 and $225,000 outstanding under the July Promissory Note, respectively.

On January 17, 2025, the Company issued an unsecured promissory note to the Sponsor in the amount of $335,131 to pay for up to twelve additional one-month extension payments (the “2025 Extension Note”). On January 17, 2025, February 18, 2025, March 18, 2025, May 19, 2025, and June 18, 2025 the Company drew $27,927 against the 2025 Extension Note to pay for an additional one-month extension. The 2025 Extension Note bears no interest and is repayable in full upon the earlier of (i) the date of the consummation of the Company’s initial business combination, or (ii) the date of the Company’s liquidation. As of June 30, 2025, there was $139,638 outstanding under the 2025 Extension Note.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor commencing on the date the securities of the Company are first listed on the Nasdaq Global Market, pursuant to a Registration Statement on Form S-1 filed by the Company with the SEC and continuing until the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation. The Company will pay $10,000 per month to the Sponsor for certain office space, utilities and secretarial and administrative services as may be reasonably required from time to time. As of June 30, 2025 and December 31, 2024, there is $180,000 and $120,000, respectively, in due to related party related to the agreement. The Company incurred 30,000 and $60,000, respectively, for the three and six months ended June 30, 2025 and 2024. Amounts have been included in administrative expense - related party in the statements of operations.

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

Note 6 — Shareholders’ Equity (Deficit)

Preference shares - The Company is authorized to issue 2,000,000 preference shares with a par value of $0.0001 per preference share and with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A ordinary shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per Class A ordinary share. In connection with the shareholders’ vote at an extraordinary general meeting of shareholders held on January 8, 2024, holders of 7,115,385 Class A ordinary shares of the Company exercised their right to redeem such shares. Additionally, in connection with the shareholders’ vote at an extraordinary general meeting of shareholders held on January 6, 2025, holders of 6,461,683 Class A ordinary shares of the Company exercised their right to redeem such shares. Accordingly, as of June 30, 2025 and December 31, 2024, there were 762,500 Class A ordinary shares issued or outstanding, excluding 797,932 and 7,259,615 shares of Class A ordinary shares issued and outstanding subject to possible redemption, respectively.

Class B ordinary shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per Class B ordinary share. Holders are entitled to one vote for each Class B ordinary share. As of June 30, 2025 and December 31, 2024, there were 4,791,667 Class B ordinary shares issued and outstanding.

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

Note 7 — Fair Value Measurements

At June 30, 2025 and December 31, 2024, the Company’s cash and marketable securities held in the Trust Account were valued at $9,570,875 and $82,604,083, respectively. The cash and marketable securities held in the Trust Account must be recorded on the balance sheet at fair value and are subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The following table presents the fair value information, as of June 30, 2025 and December 31 2024, of the Company’s financial assets that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s cash and marketable securities held in the Trust Account are based on dividend and interest income and market fluctuations in the value of invested marketable securities, which are considered observable. The fair value of the marketable securities held in trust is classified within Level 1 of the fair value hierarchy.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	June 30, 2025
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents(1)	$50,076	$—	$—
Cash and marketable securities held in Trust Account	$9,570,875	$—	$—

	December 31, 2024
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and marketable securities held in Trust Account	$82,604,083	$—	$—

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

Note 9 — Subsequent Events

On July 17, 2025, the Company drew an additional $27,927 against the Extension Note to extend the Termination Date to August 18, 2025.

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

On January 17, 2025, the Company issued an unsecured promissory note to the Sponsor in the amount of $335,131 to pay for up to twelve additional one-month extension payments (the “2025 Extension Note”). On each of January 17, 2025, February 17, 2025, March 18, 2025, May 19, 2025, and June 18, 2025 the Company drew $27,927 against the 2025 Extension Note to pay for an additional one-month extension. The 2025 Extension Note bears no interest and is repayable in full upon the earlier of (i) the date of the consummation of the Company’s initial business combination, or (ii) the date of the Company’s liquidation.

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

On July 2, 2025, the Company, Gadfin, and NewPubco entered into an amendment to the Business Combination Agreement (the “Amendment”). Pursuant to the Amendment, the Company and Gadfin agreed to (i) remove the requirement for the Company to liquidate immediately following the Mergers (as defined in the Business Combination Agreement), (ii) revise the Company Equity Value (as defined in the Business Combination Agreement) to $180,000,000, (iii) remove the PCAOB Related Default (as defined in the Business Combination Agreement) and related provisions, (iv) remove the Threshold Raised Amount (as defined in the Business Combination Agreement) and related provisions, (iv) clarify the maximum dilution calculation, (v) extend the deadline for the Benchmark Analysis (as defined in the Business Combination Agreement) to September 30, 2024, (vi) add a termination right for Gadfin, without penalty, in the event the Company does not, within 30 days, receive a full cash waiver from underwriters of the deferred underwriting fees currently owed and outstanding by the Company, and (vii) act as a joinder agreement pursuant to which NewPubco became a party to the Business Combination Agreement.

On May 28, 2025, Company received a deficiency letter (the “MVLS Notice”) from the Listing Qualifications Department of Nasdaq notifying the Company that, based on the market value of listed securities for the previous 30 consecutive business days, the listing of the Company’s securities was not in compliance with Nasdaq Listing Rule 5450(b)(2)(A) to maintain a minimum market value of listed securities of at least $50 million (the “MVLS Requirement”). In accordance with Nasdaq rules, the Company has a period of 180 calendar days (or until November 24, 2025) to regain compliance with the MVLS Requirement. To regain compliance during this 180-day compliance period, the minimum market value of listed securities must close at $50 million or more for a minimum of 10 consecutive business days. The MVLS Notice has no immediate effect on the listing of the Company’s securities on The Nasdaq Global Market. In the event that the Company does not regain compliance with the MVLS Requirement prior to the expiration of the 180-day compliance period, the Company will receive written notification from Nasdaq that the Company’s securities are subject to delisting. Alternatively, the Company may transfer the listing of its securities to The Nasdaq Capital Market, provided the Company will only be able to transfer the listing to The Nasdaq Capital Market if the Company then meets the continued listing requirements on The Nasdaq Capital Market. The Company is considering actions that it may take in response to the MVLS Notice to regain compliance with the MVLS Requirement, but no decisions about a response have been made at this time. There can be no assurance that the Company will be able to regain compliance with the MVLS Requirement or will otherwise be in compliance with other Nasdaq listing criteria.

Results of Operations

As of June 30, 2025, we had not commenced any operations. All activity from inception through June 30, 2025 relates to our formation and initial public offering (the “Initial Public Offering”), and, since the completion of the Initial Public Offering, our search for a target to consummate a business combination. We will not generate any operating revenues until after the completion of an initial business combination, at the earliest. We will generate non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering and placed in a U.S.-based trust account (the “Trust Account”). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had net loss of $238,126, which consisted of listing expenses of $28,650, administrative expenses of $30,097, legal and accounting expenses of $186,881, dues and subscriptions expense of $73,489, and insurance expense of $30,008, partially offset by dividends income on marketable securities held in the Trust Account of $98,390, gain on extinguishment of liability of $12,533, and dividends and interest on cash and cash equivalents of $76. For the three months ended June 30, 2024, we had net income of $738,891, which consisted of dividends income on marketable securities held in the Trust Account of $1,031,091, and dividends and interest on cash and cash equivalents of $1,481, offset by listing expenses of $4,425, administrative expenses of $36,004, legal and accounting expenses of $151,845, dues and subscriptions expense of $37,240, and insurance expense of $64,167.

For the six months ended June 30, 2025, we had net loss of $171,473, which consisted of listing expenses of $76,893, administrative expenses of $62,264, legal and accounting expenses of $344,059, dues and subscriptions expense of $73,489, marketing and advertising expense of $750, and insurance expense of $72,942, partially offset by dividends income on marketable securities held in the Trust Account of $333,178, gain on extinguishment of liability of $125,669, and dividends and interest on cash and cash equivalents of $77. For the six months ended June 30, 2024, we had net income of $1,314,747, which consisted of dividend income on marketable securities held in the Trust Account of $2,232,923, dividends and interest on cash and cash equivalents of $7,280, offset by listing expenses of $121,889, administrative expenses of $73,033, legal and accounting expenses of $530,425, dues and subscriptions expense of $71,775, and insurance expenses of $128,334.

Liquidity, Capital Resources and Going Concern

As of June 30, 2025, we had $57,256 in cash and cash equivalents held outside of the Trust Account and a working capital deficit of $2,052,354 (excluding cash and marketable securities held in the Trust Account and the deferred underwriter fee payable).

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

For the six months ended June 30, 2025, net cash used in operating activities was $192,894. Net loss of $171,473 was adjusted by $21,421 changes in operating assets and liabilities. Net cash provided by investing activities was $73,033,208 related to proceeds from redemption of marketable securities held in Trust Account of $73,533,953, offset by the purchase of marketable securities held in Trust Account of $167,839, as well as dividends received from and reinvestment of marketable securities of $332,906. Net cash used in financing activities was $72,804,315 related to payment of redemptions on Class A ordinary shares subject to redemption of $73,533,953, offset by $729,638 proceeds from drawdowns on the promissory notes with the Sponsor for Trust extension fees and working capital needs.

As of June 30, 2025, we had marketable securities held in the Trust Account of $9,570,875 (including approximately $333,178 of gains on marketable securities) consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting fees and income taxes payable), to complete our initial business combination. To the extent that our capital shares or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2025, we had cash and cash equivalents of $57,256 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit, at the option of the lender. As of June 30, 2025, we did not have any outstanding working capital loans.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of June 30, 2025.

The underwriters of the Initial Public Offering are entitled to a deferred discount of $0.35 per Unit, or $5,406,250 in the aggregate. The deferred discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates as of June 30, 2025.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1.A. Risk Factors

In addition to the information set forth elsewhere in this report, the risk factors set forth in Item 1A. to Part I of our Annual Report should be carefully considered when evaluating us. These risks are not the only risks we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business. There have been no material changes to the risk factors set forth in Item 1A. to Part I of our Annual Report other than those listed in this section.

Nasdaq may not continue to list our securities, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

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

On May 28, 2025, we received a deficiency letter (the “MVLS Notice”) from the Listing Qualifications Department of Nasdaq notifying us that, based on the market value of listed securities for the previous 30 consecutive business days, the listing of the our securities was not in compliance with Nasdaq Listing Rule 5450(b)(2)(A) to maintain a minimum market value of listed securities of at least $50 million (the “MVLS Requirement”).

In accordance with Nasdaq rules, hawse have a period of 180 calendar days (or until November 24, 2025) to regain compliance with the MVLS Requirement. To regain compliance during this 180-day compliance period, the minimum market value of listed securities must close at $50 million or more for a minimum of 10 consecutive business days. The MVLS Notice has no immediate effect on the listing of our securities on The Nasdaq Global Market. In the event that we do not regain compliance with the MVLS Requirement prior to the expiration of the 180-day compliance period, we will receive written notification from Nasdaq that the Company’s securities are subject to delisting. Alternatively, we may transfer the listing of our securities to The Nasdaq Capital Market.

There can be no assurance that we will regain and maintain compliance with the MVLS Requirement and the other listing requirements of the Nasdaq, or that we will not be delisted. If we are not able stay in compliance with the relevant MVLS Requirement, there is a risk that our securities may be delisted from Nasdaq. Additionally, our units will not be traded after the completion of our initial business combination and, in connection with our initial business combination, we will be required to demonstrate compliance with the Nasdaq initial listing requirements, which are more rigorous than the Nasdaq continued listing requirements, in order to continue to maintain the listing of our securities on the Nasdaq.

For instance, our share price would generally be required to be at least $4.00 per share and we would be required to have a minimum of 400 round lot holders (with at least 50% of such round lot holding securities with a market value of at least $2,500) of our securities. We cannot assure you that we will be able to meet those listing requirements at that time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

As of the end of the fiscal quarter ended June 30, 2025, no director or officer of the Company adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
2.1	Business Combination Agreement, dated as of January 26, 2025, by and among, Israel Acquisitions Corp and Gadfin Ltd.	8-K	001-41593	2.1	January 27, 2025
2.2	Amendment No. 1 to the Business Combination Agreement, dated July 2, 2024, by and between Israel Acquisitions Corp, Gadfin Ltd., and Gadfin Regev Holdings Ltd.	8-K	001-41593	2.2	July 3, 2025
3.1	Fourth Amended and Restated Memorandum and Articles of Association, adopted on January 6, 2025.	8-K	001-41593	3.1	January 10, 2025
10.1	Amendment to the Investment Management Trust Agreement, dated January 6, 2025, by and between Israel Acquisitions Corp and Equiniti Trust Company, LLC.	8-K	001-41593	10.1	January 10, 2025
10.2	Promissory Note dated January 17, 2025, by and between the Company and the Sponsor	8-K	001-41593	10.1	January 22, 2025
10.3	Form of Sponsor Support Agreement.	8-K	001-41593	10.1	January 27, 2025
10.4	Form of Transaction Support Agreement.	8-K	001-41593	10.2	January 27, 2025
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Security Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d -14(a) under the Security Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File. Formatted in Inline XBRL and contained in exhibit 101.
*	Filed herewith.
**	Furnished herewith.

PART III – SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISRAEL ACQUISITIONS CORP

Date: August 13, 2025	By:	/s/ Ziv Elul
	Name:	Ziv Elul
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Sharon Barzik Cohen
	Name:	Sharon Barzik Cohen
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)