Form 10-Q
period 2025-09-30
Israel Acquisitions Corp
filed 2025-11-14
CIK 1915328

FORM 10-Q

(MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

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

As of November 13, 2025, there were 1,560,432 Class A ordinary shares, par value $0.0001 per share issued and outstanding and 4,791,667 Class B ordinary shares, par value $0.0001 per share issued and outstanding.

Page
PART I - FINANCIAL INFORMATION	2
Item 1. Interim Financial Statements (unaudited).	2
Condensed Balance Sheets as of September 30, 2025 and December 31, 2024	2
Condensed Statements of Operations for the three and nine months ended September 30, 2025 and 2024	3
Condensed Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the three and nine months ended September 30, 2025 and 2024	4
Condensed Statements of Cash Flows for the nine months ended September 30, 2025 and 2024	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	28
PART II - OTHER INFORMATION	30
Item 1. Legal Proceedings	30
Item 1.A. Risk Factors	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	31
Item 3. Defaults Upon Senior Securities	31
Item 4. Mine Safety Disclosures	31
Item 5. Other Information	31
Item 6. Exhibits	32
PART III - SIGNATURES	33

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ISRAEL ACQUISITIONS CORP

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$63,803	$21,257
Prepaid expenses	79,917	6,359
Cash and Marketable Securities held in Trust Account	9,755,067	82,604,083
Total Current Assets	9,898,787	82,631,699
Total Assets	$9,898,787	$82,631,699

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$398,634	$224,964
Accounts payable	171,689	305,839
Due to related party	210,000	120,000
Promissory note – related party	1,848,421	825,000
Deferred underwriting commissions	5,406,250	5,406,250
Total Current Liabilities	8,034,994	6,882,053
Total Liabilities	8,034,994	6,882,053

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 797,932 and 7,259,615 shares issued and outstanding at redemption value at September 30, 2025 and December 31, 2024, respectively	9,755,067	82,604,083

Shareholders’ Deficit
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized; 762,500 shares issued and outstanding (excluding 797,932 and 7,259,615 shares subject to possible redemption) at September 30, 2025 and December 31, 2024, respectively	76	76
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized; 4,791,667 shares issued and outstanding at September 30, 2025 and December 31, 2024	479	479
Additional paid-in capital	—	—
Accumulated deficit	(7,891,829)	(6,854,992)
Total Shareholders’ Deficit	(7,891,274)	(6,854,437)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$9,898,787	$82,631,699

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISRAEL ACQUISITIONS CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Marketing and advertising expense	$—	$—	$750	$—
Administrative expense	6,509	—	8,773	13,033
Administrative expense – related party	30,000	30,000	90,000	90,000
Legal and accounting expense	142,580	91,427	486,639	621,852
Dues and subscriptions expense	46,316	1,599	119,805	73,374
Listing fee expense	28,085	47,265	104,978	169,154
Insurance expense	27,500	63,981	100,442	192,315
Loss from operations	(280,990)	(234,272)	(911,387)	(1,159,728)

Other income:
Gain on extinguishment of liability	—	—	125,669	—
Dividend income on marketable securities held in Trust Account	100,408	1,045,197	433,586	3,278,120
Dividend income on cash equivalents held in money market account	153	—	229	7,278
Interest income	2	1	3	3
Other income, net	100,563	1,045,198	559,487	3,285,401
Net (loss) income	$(180,427)	$810,926	$(351,900)	$2,125,673

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	797,932	7,259,615	1,176,639	7,467,363

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.17	$0.13	$0.47	$0.38

Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares	762,500	762,500	762,500	762,500

Basic and diluted net loss per share, non-redeemable Class A ordinary shares	$(0.06)	$(0.03)	$(0.16)	$(0.13)

Basic and diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	4,791,667	4,791,667	4,791,667	4,791,667

Basic and diluted net loss per share, non-redeemable Class B ordinary shares	$(0.06)	$(0.03)	$(0.16)	$(0.13)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISRAEL ACQUISITIONS CORP

CONDENSED STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Class A
	Ordinary Shares Subject to Possible		Class A		Class B		Additional		Total
	Redemption		Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	7,259,615	$82,604,083	762,500	$76	4,791,667	$479	$—	$(6,854,992)	$(6,854,437)
Remeasurement of Class A ordinary shares to redemption value	—	318,570	—	—	—	—	—	(318,570)	(318,570)
Redemption of Class A ordinary shares	(6,461,683)	(73,533,953)	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	66,653	66,653
Balance – March 31, 2025	797,932	9,388,700	762,500	$76	4,791,667	$479	$—	$(7,106,909)	$(7,106,354)
Remeasurement of Class A ordinary shares to redemption value	—	182,175	—	—	—	—	—	(182,175)	(182,175)
Net loss	—	—	—	—	—	—	—	(238,126)	(238,126)
Balance – June 30, 2025	797,932	9,570,875	762,500	$76	4,791,667	$479	$—	$(7,527,210)	$(7,526,655)
Remeasurement of Class A ordinary shares to redemption value	—	184,192	—	—	—	—	—	(184,192)	(184,192)
Net loss	—	—	—	—	—	—	—	(180,427)	(180,427)
Balance – September 30, 2025	797,932	9,755,067	762,500	$76	4,791,667	$479	$—	$(7,891,829)	$(7,891,274)

	Class A
	Ordinary Shares Subject to Possible		Class A		Class B		Additional		Total
	Redemption		Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2023	14,375,000	$153,702,006	762,500	$76	4,791,667	$479	$—	$(4,852,331)	$(4,851,776)
Remeasurement of Class A ordinary shares to redemption value	—	1,351,832	—	—	—	—	—	(1,351,832)	(1,351,832)
Redemption of Class A ordinary shares	(7,115,385)	(75,921,158)	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	575,856	575,856
Balance – March 31, 2024	7,259,615	79,132,680	762,500	$76	4,791,667	$479	$—	$(5,628,307)	$(5,627,752)
Remeasurement of Class A ordinary shares to redemption value	—	1,181,091	—	—	—	—	—	(1,181,091)	(1,181,091)
Net income	—	—	—	—	—	—	—	738,891	738,891
Balance – June 30, 2024	7,259,615	80,313,771	762,500	$76	4,791,667	$479	$—	$(6,070,507)	$(6,069,952)
Remeasurement of Class A ordinary shares to redemption value	—	1,195,197	—	—	—	—	—	(1,195,197)	(1,195,197)
Net income	—	—	—	—	—	—	—	810,926	810,926
Balance – September 30, 2024	7,259,615	81,508,968	762,500	$76	4,791,667	$479	$—	$(6,454,778)	$(6,454,223)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISRAEL ACQUISITIONS CORP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2025	2024
Cash Flows from Operating Activities:
Net (loss) income	$(351,900)	$2,125,673
Changes in operating assets and liabilities:
Prepaid expenses	(73,558)	115,813
Due to related party	90,000	(26,129)
Accounts payable	(134,150)	139,764
Accrued expenses	173,670	128,073
Net cash (used in) provided by operating activities	(295,938)	2,483,194

Cash Flows from Investing Activities:
Purchase and reinvestment of marketable securities held in Trust Account	(684,937)	(3,728,120)
Proceeds from redemption of marketable securities held in Trust Account	73,533,953	75,921,158
Net cash provided by investing activities	72,849,016	72,193,038

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	1,023,421	600,000
Redemptions of Class A ordinary shares subject to redemption	(73,533,953)	(75,921,158)
Net cash (used in) financing activities	(72,510,532)	(75,321,158)

Net Change in Cash and Cash Equivalents	42,546	(644,926)
Cash and Cash Equivalents - Beginning	21,257	671,628
Cash and Cash Equivalents - Ending	$63,803	$26,702

Non-Cash Investing and Financing Activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$684,938	$3,728,120

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

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from August 24, 2021 (inception) through September 30, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), and, since the completion of the Initial Public Offering, a search for a target to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of gains on marketable securities held in the Trust Account, as well as interest and dividend income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

Liquidity Capital Resources and Going Concern

As of September 30, 2025, the Company had $63,803 in its operating bank account and a working capital deficit of $2,485,024 (excluding cash and marketable securities held in the Trust Account and the deferred underwriter fee payable) compared to $21,257 in its operating bank account and a working capital deficit of $1,448,187 (excluding cash and marketable securities held in the Trust Account and the deferred underwriter fee payable) as of December 31, 2024.

The Company’s liquidity needs through September 30, 2025 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares” or the “Founder Shares”), the Initial Public Offering and the issuance of the Private Units (see Note 3 and Note 4). Additionally, the Company drew on the Promissory Note (as defined below) to pay certain offering costs (see Note 4).

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2024 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. As of September 30, 2025 and December 31, 2024, the Company had $63,803 and $21,257 in cash and cash equivalents, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2025 and December 31, 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2025, 797,932 Class A ordinary shares subject to possible redemption are presented as temporary equity, at redemption value, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

The Class A ordinary shares subject to possible redemption is reflected on the balance sheet at September 30, 2025 as follows:

Gross proceeds from Initial Public Offering	$143,750,000
Less:
Proceeds allocated to public warrants	(354,359)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(8,642,235)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	18,948,600
Class A ordinary shares subject to possible redemption at December 31, 2023	153,702,006
Redemption of Class A ordinary shares	(75,921,158)
Re-measurement of Class A ordinary shares subject to possible redemption	4,823,235
Class A ordinary shares subject to possible redemption at December 31, 2024	82,604,083
Redemption of Class A ordinary shares	(73,533,953)
Re-measurement of Class A ordinary shares subject to possible redemption	684,937
Class A ordinary shares subject to possible redemption at September 30, 2025	$9,755,067

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2025 and December 31, 2024. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBA”). ASC 740, “Income Taxes”, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The Company is currently evaluating the impact of the new law. However, none of the tax provisions are expected to have a significant impact on the Company’s financial statements.

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

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share for the three months ended September 30, 2025 (in dollars, except share amounts):

Three Months Ended
September 30, 2025
Net loss	$(180,427)
Accretion of temporary equity to redemption value	(184,192)
Net loss including accretion of temporary equity to redemption value	$(364,619)

	Three Months Ended
	September 30, 2025
			Class B Non-
	Class A Redeemable	Class A Non-redeemable	redeemable
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss by class	$(22,665)	$(21,658)	$(136,104)

Less: Accretion allocation based on ownership percentage	$(23,138)	$(22,110)	(138,944)
Allocation of accretion of temporary equity to redeemable shares	184,192	—	—
Total net income (loss) by class	$138,389	$(43,768)	(275,048)

Denominator:
Weighted average shares outstanding	797,932	762,500	4,791,667
Basic and diluted net income (loss) per share	$0.17	$(0.06)	(0.06)

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share for the nine months ended September 30, 2025 (in dollars, except share amounts):

Nine Months Ended
September 30, 2025
Net loss	$(351,900)
Accretion of temporary equity to redemption value	(684,938)
Net loss including accretion of temporary equity to redemption value	$(1,036,838)

	Nine Months Ended
	September 30, 2025
			Class B Non-
	Class A Redeemable	Class A Non-redeemable	redeemable
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss by class	$(44,204)	$(42,242)	$(265,454)

Less: Accretion allocation based on ownership percentage	$(86,040)	$(82,219)	(516,679)
Allocation of accretion of temporary equity to redeemable shares	684,938	—	—
Total net income (loss) by class	$554,694	$(124,461)	(782,133)

Denominator:
Weighted average shares outstanding	1,176,639	762,500	4,791,667
Basic and diluted net income (loss) per share	$0.47	$(0.16)	(0.16)

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

Gain on Extinguishment of Liability

The Company renegotiated amounts due to a vendor. The Company recorded a gain of $0 and $125,669, respectively, for the three and nine months ended September 30, 2025. No gain was recorded for the three and nine months ended September 30, 2024. Amounts have been included in gain on extinguishment of liability in the statements of operations.

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

An aggregate of $10.20 per Unit sold in the Initial Public Offering was deposited in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. As of September 30, 2025, $9,755,067 was held in the Trust Account. In addition, $63,803 of operating cash is not held in the Trust Account and is available for working capital purposes.

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

Related Party Loans

In addition, to finance transaction costs in connection with an initial business combination, the initial shareholders, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent units of the post initial business combination entity at a price of $10.00 per private placement-equivalent unit. These units would be identical to the Private Units. As of September 30, 2025 and December 31, 2024, the Company had no outstanding Working Capital Loans.

Promissory Note – Related Party

On January 26, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. As of January 18, 2023, the Company had borrowed $237,234 under the Promissory Note. On January 18, 2023 the Company paid $245,540 to the Sponsor, resulting in an overpayment of $8,306 that was recorded as a related party receivable, which was subsequently refunded to the Company prior to December 31, 2023. The Promissory Note was non-interest bearing. As of September 30, 2025 and December 31, 2024, the outstanding balance under the Promissory Note was $0.

On January 18, 2024, the Company issued a promissory note in the amount of $600,000 to pay for up to twelve additional one-month extension payments (the “Extension Note”). On each of January 16, 2024, February 15, 2024, March 11, 2024, April 15, 2024, May 17, 2024, June 14, 2024, July 17, 2024, August 15, 2024, September 12, 2024, October 16, 2024, November 15, 2024, and December 17, 2024, the Company drew $50,000, $600,000 in the aggregate, against the Extension Note to pay for each additional one-month extension. The Extension Note bears no interest and is repayable in full (subject to amendment or waiver) upon the earlier of (i) the date of the consummation of the Company’s initial business combination, or (ii) the date of the Company’s liquidation. As of September 30, 2025 and December 31, 2024, there was $600,000 outstanding under the Extension Note.

Additionally, on July 17, 2024, the Company issued an unsecured promissory note to the Sponsor (the “July Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000. The July Promissory Note bears no interest and is repayable in full (subject to amendment or waiver) upon the earlier of (i) the date of the consummation of the Company’s initial business combination, or (ii) the date of the Company’s liquidation. As of September 30, 2025 and December 31, 2024, there was $1,025,000 and $225,000 outstanding under the July Promissory Note, respectively.

On January 17, 2025, the Company issued an unsecured promissory note to the Sponsor in the amount of $335,131 to pay for up to twelve additional one-month extension payments (the “2025 Extension Note”). On January 17, 2025, February 18, 2025, March 18, 2025, April 18, 2025, May 19, 2025, June 18, 2025, July 18, 2025, August 18, 2025, and September 18, 2025, the Company drew $27,927 against the 2025 Extension Note to pay for an additional one-month extension. The 2025 Extension Note bears no interest and is repayable in full upon the earlier of (i) the date of the consummation of the Company’s initial business combination, or (ii) the date of the Company’s liquidation. As of September 30, 2025, there was $223,421 outstanding under the 2025 Extension Note.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor commencing on the date the securities of the Company are first listed on the Nasdaq Global Market, pursuant to a Registration Statement on Form S-1 filed by the Company with the SEC and continuing until the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation. The Company will pay $10,000 per month to the Sponsor for certain office space, utilities and secretarial and administrative services as may be reasonably required from time to time. As of September 30, 2025 and December 31, 2024, there is $210,000 and $120,000, respectively, in due to related party related to the agreement. The Company incurred 30,000 and $90,000, respectively, for the three and nine months ended September 30, 2025 and 2024. Amounts have been included in administrative expense - related party in the statements of operations.

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

Note 6 — Shareholders’ Equity (Deficit)

Preference shares - The Company is authorized to issue 2,000,000 preference shares with a par value of $0.0001 per preference share and with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A ordinary shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per Class A ordinary share. In connection with the shareholders’ vote at an extraordinary general meeting of shareholders held on January 8, 2024, holders of 7,115,385 Class A ordinary shares of the Company exercised their right to redeem such shares. Additionally, in connection with the shareholders’ vote at an extraordinary general meeting of shareholders held on January 6, 2025, holders of 6,461,683 Class A ordinary shares of the Company exercised their right to redeem such shares. Accordingly, as of September 30, 2025 and December 31, 2024, there were 762,500 Class A ordinary shares issued or outstanding, excluding 797,932 and 7,259,615 shares of Class A ordinary shares issued and outstanding subject to possible redemption, respectively.

Class B ordinary shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per Class B ordinary share. Holders are entitled to one vote for each Class B ordinary share. As of September 30, 2025 and December 31, 2024, there were 4,791,667 Class B ordinary shares issued and outstanding.

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

Note 7 — Fair Value Measurements

At September 30, 2025 and December 31, 2024, the Company’s cash and marketable securities held in the Trust Account were valued at $9,755,067 and $82,604,083, respectively. The cash and marketable securities held in the Trust Account must be recorded on the balance sheet at fair value and are subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The following table presents the fair value information, as of September 30, 2025 and December 31 2024, of the Company’s financial assets that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s cash and marketable securities held in the Trust Account are based on dividend and interest income and market fluctuations in the value of invested marketable securities, which are considered observable. The fair value of the marketable securities held in trust is classified within Level 1 of the fair value hierarchy.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	September 30, 2025
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents(1)	$63,803	$—	$—
Cash and marketable securities held in Trust Account	$9,755,067	$—	$—

	December 31, 2024
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and marketable securities held in Trust Account	$82,604,083	$—	$—

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

Note 8 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

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

Note 9 — Subsequent Events

On October 14, 2025, Company entered into a Letter Agreement (the “Letter Agreement”) with Gadfin, pursuant to which (i) Gadfin consented to the Company entering into an advisory agreement (the “Advisory Agreement”) by and among ISRL, the Sponsor and BTIG, LLC (“BTIG”), under which BTIG will serve as capital markets advisor and waive its right to the deferred underwriting commission (the “Deferred Underwriting Commission”) pursuant to the underwriting agreement between BTIG and the Company dated January 12, 2023 in exchange for the Advisory Fee (as defined below) upon closing of the Business Combination, (ii) Gadfin agreed that the Advisory Agreement satisfied the requirement under the Business Combination Agreement, pursuant to which Gadfin had the right to terminate the Business Combination Agreement if the Company did not receive a waiver of the Deferred Underwriting Commission within thirty (30) days of July 2, 2025, and waived its related termination right under the Business Combination Agreement, (iii) the Sponsor agreed to forfeit an additional number of ordinary shares of the Company equal to the number of ordinary shares to be issued to BTIG under the Advisory Agreement and (iv) Gadfin and the Company agreed that prior to closing NewPubco shall arrange a Public Offering of Securities Insurance policy to cover any indemnification claims brought by BTIG against NewPubco or the Company. The Letter Agreement is governed by New York law, and constitutes the entire agreement between the parties with respect to its subject matter.

On October 14, 2025, the Company entered into the Advisory Agreement, effective October 10, 2025, pursuant to which BTIG agreed to provide strategic and capital markets advisory services to the Company in connection with its business activities, including the Business Combination. Under the Advisory Agreement, BTIG will advise the Company on market conditions and capital markets strategy, but will not act as a financial advisor or participate in the offering or solicitation of securities for the Business Combination. As compensation for such services, BTIG will receive an advisory fee of $500,000 in cash (payable from the trust account) and 100,000 Class A ordinary shares, par value $0.0001 per share, of the Company immediately prior to closing of the Business Combination (the “Advisory Fee”), which will be exchanged for 100,000 ordinary shares of NewPubco, valued at $10.00 per share, upon consummation of the Business Combination. In exchange, BTIG waived its right to the Deferred Underwriting Commission, conditioned upon payment of the Advisory Fee and closing of the Business Combination. The Advisory Agreement also provides BTIG with a three - year exclusive right of first refusal to act as lead underwriter for the next special purpose acquisition company initial public offering undertaken by the Company or the Sponsor under certain conditions and indemnification protections. The Advisory Agreement is governed by New York law and allows BTIG to terminate at any time, in which case it forfeits both the Advisory Fee and the Deferred Underwriting Commission.

On October 18, 2025, the Company drew an additional $27,927 against the Extension Note to extend the Termination Date to November 18, 2025.

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

Recent Developments

On January 6, 2025, by special resolution and at an extraordinary general meeting of shareholders, the Company (i) entered into an amendment (the “Second Trust Agreement Amendment”) to the Trust Agreement and (ii) amended the Company’s Third Amended and Restated Memorandum and Articles of Association, in its entirety, by adopting the Company’s Fourth Amended and Restated Memorandum and Articles of Association, pursuant to which the Company may extend the Termination Date from January 18, 2025 up to twelve (12) times to January 18, 2026, with each such Extension comprised of one month. Pursuant to the Second Trust Agreement Amendment, the Company can extend the Termination Date by providing five days’ advance notice to the Trustee prior to the applicable Extended Date and depositing into the Trust Account the lesser of (i) $35,000 or (ii) $0.035 per Public Share, multiplied by the number of Public Shares that remain outstanding by the end of the then-current Extended Date, by the date of such Extension.

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

On January 17, 2025, the Company issued an unsecured promissory note to the Sponsor in the amount of $335,131 to pay for up to twelve additional one-month extension payments (the “2025 Extension Note”). On January 17, 2025, February 18, 2025, March 18, 2025, May 19, 2025, June 18, 2025, July 18, 2025, August 18, 2025, September 18, 2025, and October 18, 2025, the Company drew $27,927 against the 2025 Extension Note to pay for an additional one-month extension. The 2025 Extension Note bears no interest and is repayable in full upon the earlier of (i) the date of the consummation of the Company’s initial business combination, or (ii) the date of the Company’s liquidation.

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

Pursuant to the Business Combination Agreement, among other things, and subject to the terms and conditions contained therein (i) Gadfin will cause a company organized under the laws of the State of Israel and wholly owned by a trustee (the “NewPubco”) to be formed, (ii) Gadfin will cause a company organized under the laws of the State of Israel and wholly owned, direct subsidiary of NewPubco (“Merger Sub 1”) to be formed, (iii) Gadfin will cause a Cayman Islands exempted company and wholly owned, direct subsidiary of NewPubco (“Merger Sub 2”) to be formed, (iv) Gadfin will cause NewPubco, Merger Sub 1 and Merger Sub 2 to become a party to the Business Combination Agreement by delivering a joinder to the Business Combination Agreement, (v) Gadfin will effect the Share Split, (vi) NewPubco, the shareholders of Gadfin and the holders of equity awards of Gadfin will effect the Acquisition Merger (as defined herein), (vii) Merger Sub 1 will merge with and into Gadfin, with Gadfin surviving the merger as a direct wholly owned subsidiary of NewPubco (the “Acquisition Merger”), and (viii) Merger Sub 2 will merge with and into the Company, with the Company surviving the merger as a direct wholly owned subsidiary of NewPubco (the “IAC Merger”, and together with the Acquisition Merger and the other transaction contemplated by the Business Combination Agreement, the “Business Combination”). The terms of the Business Combination Agreement, which contain customary representations and warranties, covenants, closing conditions, termination provisions, and other terms relating to the Business Combination, are summarized in the Recent Developments section in Item 2 to Part I of our Annual Report.

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

On October 14, 2025, Company entered into a Letter Agreement (the “Letter Agreement”) with Gadfin, pursuant to which (i) Gadfin consented to the Company entering into an advisory agreement (the “Advisory Agreement”) by and among ISRL, the Sponsor and BTIG, LLC (“BTIG”), under which BTIG will serve as capital markets advisor and waive its right to the deferred underwriting commission (the “Deferred Underwriting Commission”) pursuant to the underwriting agreement between BTIG and the Company dated January 12, 2023 in exchange for the Advisory Fee (as defined below) upon closing of the Business Combination, (ii) Gadfin agreed that the Advisory Agreement satisfied the requirement under the Business Combination Agreement, pursuant to which Gadfin had the right to terminate the Business Combination Agreement if the Company did not receive a waiver of the Deferred Underwriting Commission within thirty (30) days of July 2, 2025, and waived its related termination right under the Business Combination Agreement, (iii) the Sponsor agreed to forfeit an additional number of ordinary shares of the Company equal to the number of ordinary shares to be issued to BTIG under the Advisory Agreement and (iv) Gadfin and the Company agreed that prior to closing NewPubco shall arrange a Public Offering of Securities Insurance policy to cover any indemnification claims brought by BTIG against NewPubco or the Company. The Letter Agreement is governed by New York law, and constitutes the entire agreement between the parties with respect to its subject matter.

On October 14, 2025, the Company entered into the Advisory Agreement, effective October 10, 2025, pursuant to which BTIG agreed to provide strategic and capital markets advisory services to the Company in connection with its business activities, including the Business Combination. Under the Advisory Agreement, BTIG will advise the Company on market conditions and capital markets strategy, but will not act as a financial advisor or participate in the offering or solicitation of securities for the Business Combination. As compensation for such services, BTIG will receive an advisory fee of $500,000 in cash (payable from the trust account) and 100,000 Class A ordinary shares, par value $0.0001 per share, of the Company immediately prior to closing of the Business Combination (the “Advisory Fee”), which will be exchanged for 100,000 ordinary shares of NewPubco, valued at $10.00 per share, upon consummation of the Business Combination. In exchange, BTIG waived its right to the Deferred Underwriting Commission, conditioned upon payment of the Advisory Fee and closing of the Business Combination. The Advisory Agreement also provides BTIG with a three - year exclusive right of first refusal to act as lead underwriter for the next special purpose acquisition company initial public offering undertaken by the Company or the Sponsor under certain conditions and indemnification protections. The Advisory Agreement is governed by New York law and allows BTIG to terminate at any time, in which case it forfeits both the Advisory Fee and the Deferred Underwriting Commission.

Results of Operations

As of September 30, 2025, we had not commenced any operations. All activity from inception through September 30, 2025 relates to our formation and initial public offering (the “Initial Public Offering”), and, since the completion of the Initial Public Offering, our search for a target to consummate a business combination. We will not generate any operating revenues until after the completion of an initial business combination, at the earliest. We will generate non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering and placed in a U.S.-based trust account (the “Trust Account”). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had net loss of $180,427, which consisted of listing expenses of $28,085, administrative expenses of $36,509, legal and accounting expenses of $142,580, dues and subscriptions expense of $46,316, and insurance expense of $27,500, partially offset by dividends income on marketable securities held in the Trust Account of $100,408 and dividends and interest on cash and cash equivalents of $155. For the three months ended September 30, 2024, we had net income of $810,926, which consisted of listing expenses of $47,265, administrative expenses of $30,000, legal and accounting expenses of $91,427, dues and subscriptions expense of $1,599, and insurance expense of $63,981, offset by dividends income on marketable securities held in the Trust Account of $1,045,197, and dividends and interest on cash and cash equivalents of $1.

For the nine months ended September 30, 2025, we had net loss of $351,900, which consisted of listing expenses of $104,978, administrative expenses of $98,773, legal and accounting expenses of $486,639, dues and subscriptions expense of $119,805, marketing and advertising expense of $750, and insurance expense of $100,442, partially offset by dividends income on marketable securities held in the Trust Account of $433,586, gain on extinguishment of liability of $125,669, and dividends and interest on cash and cash equivalents of $232. For the nine months ended September 30, 2024, we had net income of $2,125,673, which consisted of listing expenses of $169,154, administrative expenses of $103,033, legal and accounting expenses of $621,852, dues and subscriptions expense of $73,374, and insurance expenses of $192,315, offset by an unrealized gain and dividend income on marketable securities held in the Trust Account of $3,278,120, and dividends and interest on cash and cash equivalents of $7,281.

Liquidity, Capital Resources and Going Concern

As of September 30, 2025, we had $63,803 in cash and cash equivalents held outside of the Trust Account and a working capital deficit of $2,485,024 (excluding cash and marketable securities held in the Trust Account and the deferred underwriter fee payable).

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

For the nine months ended September 30, 2025, net cash used in operating activities was $295,938. Net loss of $351,900 was adjusted by $55,962 changes in operating assets and liabilities. Net cash provided by investing activities was $72,849,016 related to proceeds from redemption of marketable securities held in Trust Account of $73,533,953, offset by the purchase of marketable securities held in Trust Account of $251,637, as well as dividends received from and reinvestment of marketable securities of $433,300. Net cash used in financing activities was $72,510,532 related to payment of redemptions on Class A ordinary shares subject to redemption of $73,533,953, offset by $1,023,421 proceeds from drawdowns on the promissory notes with the Sponsor for Trust extension fees and working capital needs.

As of September 30, 2025, we had marketable securities held in the Trust Account of $9,755,067 (including approximately $433,586 of gains on marketable securities) consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting fees and income taxes payable), to complete our initial business combination. To the extent that our capital shares or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2025, we had cash and cash equivalents of $63,803 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit, at the option of the lender. As of September 30, 2025, we did not have any outstanding working capital loans.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of September 30, 2025.

The underwriters of the Initial Public Offering are entitled to a deferred discount of $0.35 per Unit, or $5,406,250 in the aggregate. The deferred discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates as of September 30, 2025.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 28, 2025, we received a deficiency letter (the “MVLS Notice”) from the Listing Qualifications Department of Nasdaq notifying us that, based on the market value of listed securities for the previous thirty (30) consecutive business days, the listing of the our securities was not in compliance with Nasdaq Listing Rule 5450(b)(2)(A) to maintain a minimum market value of listed securities of at least $50 million (the “MVLS Requirement”).

In accordance with Nasdaq rules, we have a period of 180 calendar days (or until November 24, 2025) to regain compliance with the MVLS Requirement. To regain compliance during this 180-day compliance period, the minimum market value of listed securities must close at $50 million or more for a minimum of 10 consecutive business days. The MVLS Notice has no immediate effect on the listing of our securities on The Nasdaq Global Market. In the event that we do not regain compliance with the MVLS Requirement prior to the expiration of the 180-day compliance period, we will receive written notification from Nasdaq that the Company’s securities are subject to delisting. Alternatively, we may transfer the listing of our securities to The Nasdaq Capital Market.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

As of the end of the fiscal quarter ended September 30, 2025, no director or officer of the Company adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
2.1	Business Combination Agreement, dated as of January 26, 2025, by and among, Israel Acquisitions Corp and Gadfin Ltd.	8-K	001-41593	2.1	January 27, 2025
2.2	Amendment No. 1 to the Business Combination Agreement, dated July 2, 2024, by and between Israel Acquisitions Corp, Gadfin Ltd., and Gadfin Regev Holdings Ltd.	8-K	001-41593	2.2	July 3, 2025
3.1	Fourth Amended and Restated Memorandum and Articles of Association, adopted on January 6, 2025.	8-K	001-41593	3.1	January 10, 2025
10.1	Amendment to the Investment Management Trust Agreement, dated January 6, 2025, by and between Israel Acquisitions Corp and Equiniti Trust Company, LLC.	8-K	001-41593	10.1	January 10, 2025
10.2	Promissory Note dated January 17, 2025, by and between the Company and the Sponsor	8-K	001-41593	10.1	January 22, 2025
10.3	Form of Sponsor Support Agreement.	8-K	001-41593	10.1	January 27, 2025
10.4	Form of Transaction Support Agreement.	8-K	001-41593	10.2	January 27, 2025
10.5	Letter Agreement, dated as of October 14, 2025, by and among, ISRL, the Sponsor, and Gadfin Ltd.	8-K	001-41593	10.1	October 16, 2025
10.6	Advisory Agreement, dated as of October 14, 2025, by and among ISRL, the Sponsor, and BTIG.	8-K	001-41593	10.2	October 16, 2025
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Security Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d -14(a) under the Security Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File. Formatted in Inline XBRL and contained in exhibit 101.
*	Filed herewith.
**	Furnished herewith.

PART III – SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISRAEL ACQUISITIONS CORP
Date: November 14, 2025	By:	/s/ Ziv Elul
	Name:	Ziv Elul
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Sharon Barzik Cohen
	Name:	Sharon Barzik Cohen
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)