Form 10-K
period 2025-12-31
Israel Acquisitions Corp
filed 2026-03-31
CIK 1915328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2025

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

The aggregate market value of the ordinary shares held by non-affiliates of the registrant, computed as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), was $10,133,736 (based on the $12.70 closing sale price of the Registrant’s Class A ordinary shares on such date).

As of March 31, 2026, there were 1,264,572 Class A ordinary shares, par value $0.0001 per share issued and outstanding.

Documents incorporated by reference: NONE

CERTAIN DEFINED TERMS

Unless otherwise stated or unless the context otherwise requires, the terms “we,” “us,” “our,” “IAC” or the “Company” refer to Israel Acquisitions Corp, an exempted limited company incorporated in the Cayman Islands. In this Annual Report on Form 10-K, unless the context otherwise requires, references to:

●	“amended and restated memorandum and articles of association” are to the Fifth Amended and Restated Memorandum and Articles of Association that the company adopted by special resolution and at an extraordinary general meeting of the shareholders on January 16, 2026;
●	“Annual Report on Form 10-K” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2025;
●	“BTIG” are to BTIG, LLC the representative of the underwriters;
●	“Business Combination Agreement” are to that certain business combination agreement entered into on January 26, 2025 by and between the Company and Gadfin;
●	“Class A ordinary shares” are to our Class A ordinary shares, par value $0.0001 per share;
●	“Class B ordinary shares” are to our Class B ordinary shares, par value $0.0001 per share;
●	“Companies Act” are to the Companies Act (2022 Revision) of the Cayman Islands as the same may be amended from time to time;
●	“founder shares” are to our Class B ordinary shares initially issued to the Sponsor in a private placement prior to the Initial Public Offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares are not “public shares”);
●	“Gadfin” are to Gadfin Ltd., a company domiciled in Israel;
●	“Initial Public Offering” are to our initial public offering of 14,375,000 units, at a price of $10.00 per unit, including the issuance of 1,875,000 units as a result of the underwriter’s exercise of its over-allotment option in full, which we consummated on January 18, 2023, generating gross proceeds to us of $143,750,000;
●	“initial shareholders” are to our Sponsor and any other holders of our founder shares prior to the Initial Public Offering (or their permitted transferees);
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“management” or our “management team” are to our officers and directors;
●	“ordinary shares” or “IAC ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;
●	“private placement shares” are to the Class A ordinary shares sold as part of the private placement units;
●	“Private Placement Units” are to the units issued to the Sponsor, BTIG, Exos Capital LLC, and Jones Trading Institutional Services LLC in a private placement simultaneously with the closing of the Initial Public Offering, which Private Placement Units are identical to the units sold in the Initial Public Offering, except that the Private Placement Units are subject to certain limited exceptions as described in this Annual Report on Form 10-K;

●	“private placement warrants” are to the warrants sold as part of the Private Placement Units;
●	“public shareholders” are to the holders of our public shares, including the Sponsor and management team to the extent the Sponsor and/or members of our management team purchase public shares, provided that the Sponsor’s and each member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;
●	“public shares” are to our Class A ordinary shares sold as part of the units in Initial Public Offering (whether they were purchased in the Initial Public Offering or thereafter in the open market);
●	“public warrants” are to our redeemable warrants sold as part of the units in the Initial Public Offering (whether they were purchased in the Initial Public Offering or thereafter in the open market, including warrants that may have been acquired by the Sponsor or its affiliates in the Initial Public Offering or thereafter in the open market);
●	“SPAC” means a special purpose acquisition company;
●	“Sponsor” are to Israel Acquisitions Sponsor LLC, a Delaware limited liability company;
●	“Team” are to our management team, directors, and advisors;
●	“Trust Account” are to the U.S.-based trust account at J.P. Morgan Chase Bank, N.A. maintained by American Stock Transfer & Trust Company, acting as trustee, which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company;
●	“underwriters” are to BTIG, LLC, Exos Securities LLC and JonesTrading Institutional Services LLC, the underwriters in the Initial Public Offering; and
●	“warrants” are to our public warrants and private placement warrants.

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

On May 28, 2025, Company received a deficiency letter (the “MVLS Notice”) from the Listing Qualifications Department of Nasdaq notifying the Company that, based on the market value of listed securities for the previous 30 consecutive business days, the listing of the Company’s securities was not in compliance with Nasdaq Listing Rule 5450(b)(2)(A) to maintain a minimum market value of listed securities of at least $50 million (the “MVLS Requirement”). In accordance with Listing Rule 5810(c)(3)(C), the Company was provided 180 calendar days (or until November 24, 2025) to regain compliance with the Rule. The Company did not regain compliance with the MVLS Requirement. As a result, on November 25, 2025, the Company received a delist determination letter from the Listing Qualifications Department advising the Company that its securities would be delisted. On January 13, 2026, Nasdaq announced its intention to delist the Company’s Class A ordinary shares, units and warrants, followed by a Form 25 filed with the SEC on January 21, 2026 to complete the delisting. The Company’s Class A ordinary shares, units and warrants now trade on the Pink Current tier of the OTC Markets under symbols “ISLUF,” “ISRLF” and “ISLWF,” respectively.

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

We believe that Israel holds numerous public-ready technology companies that are positioned for high-growth, as evidenced by the number of Israeli companies listed on Nasdaq and “Unicorns” (companies with a valuation of $1 billion or greater) that originated in Israel. For a country about the size of New Jersey, Israel has an outsized influence on the US stock market. As of 2025, approximately 135 Israeli companies are listed on the Nasdaq alone, with over 250 Israeli IPOs completed on the exchange to date — Israel has the fourth most companies listed on the Nasdaq after the United States, Canada and China. These listings span cybersecurity, software, biotechnology, semiconductors and medical devices, and collectively represent a significant share of the country’s economic output. Israel is also home to approximately 39 tech unicorns as of year-end 2025, according to data from the Israel Innovation Authority, ranking it sixth globally in total unicorn creation.

Israeli tech companies continued to attract major investment in 2024 and 2025. According to Startup Nation Central, Israeli startups and tech firms raised an estimated $15.6 billion in private capital in 2025, a 24% increase over 2024 and a 68% leap compared to 2023. IVC-LeumiTech data separately estimated $11.1 billion across 418 disclosed funding rounds, representing a 15% increase year-over-year. Cybersecurity and generative AI dominated the funding landscape, together accounting for roughly 70% of all capital raised during 2025. While the total number of funding rounds declined to 717 — the lowest in a decade — median deal sizes reached a record $10 million, reflecting a shift toward larger, higher-conviction investments. On the M&A side, 2025 was a record year: total exit value reached $74.3 billion across 150 transactions, headlined by Google’s $32 billion acquisition of Wiz and Palo Alto Networks’ approximately $25 billion acquisition of CyberArk. Foreign investors continued to play a dominant role, accounting for 60% of total investors, led by major US funds. We believe Israel’s tech ecosystem remains among the strongest and most dynamic in the world, offering compelling opportunities for investors seeking exposure to category-defining companies.

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

Initial Public Offering

The SEC declared the registration statement for our Initial Public Offering effective on January 12, 2023. On January 18, 2023, we consummated our Initial Public Offering of 14,375,000 units, which included the full exercise of the underwriters’ over-allotment option in the amount of 1,875,000 units, at $10.00 per unit, generating gross proceeds of $143,750,000. Each unit is comprised of one Class A ordinary share and one public warrant.

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

On July 2, 2025, the Company, Gadfin, and NewPubco entered into an amendment to the Business Combination Agreement (the “First Amendment”). Pursuant to the First Amendment, the Company and Gadfin agreed to (i) remove the requirement for the Company to liquidate immediately following the Mergers (as defined in the Business Combination Agreement), (ii) revise the Company Equity Value (as defined in the Business Combination Agreement) to $180,000,000, (iii) remove the PCAOB Related Default (as defined in the Business Combination Agreement) and related provisions, (iv) remove the Threshold Raised Amount (as defined in the Business Combination Agreement) and related provisions, (v) clarify the maximum dilution calculation, (v) extend the deadline for the Benchmark Analysis (as defined in the Business Combination Agreement) to September 30, 2025, (vi) add a termination right for Gadfin, without penalty, in the event the Company does not, within 30 days of the Amendment, receive a full cash waiver from underwriters of the deferred underwriting fees currently owed and outstanding by the Company, and (vii) act as a joinder agreement pursuant to which NewPubco, Gadfin Regev Holdings Ltd., a company domiciled in Israel, became a party to the Business Combination Agreement.

On December 31, 2025, the Company, Gadfin, and NewPubco entered into an amendment to the Business Combination Agreement (the “Second Amendment”). Pursuant to the Second Amendment, the Company and Gadfin agreed to extend the Termination Date (as defined in the Business Combination Agreement) to March 16, 2026 and removed the automatic extensions of the Termination Date.

On March 13, 2026, the Company, Gadfin, and NewPubco entered into a third amendment to the BCA (the “Third Amendment”). Pursuant to the Third Amendment, the Company and Gadfin agreed to revise Section 7.1(d) to extend the termination date to April 15, 2026.

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

Under the Business Combination Agreement, as amended, holders of Gadfin equity interests are expected to receive approximately $180,000,000 (the “Gadfin Equity Value”) in aggregate consideration in the form of NewPubco Ordinary Shares, equal to the quotient obtained by dividing (a) the Gadfin Equity Value by (b) the fully diluted number of Gadfin ordinary shares and preferred shares (including ordinary shares issuable upon exercise, vesting and settlement of Gadfin options and Gadfin warrants and other convertible securities of Gadfin).

In addition, following the Closing and subject to the occurrence of the $12.50 Share Price Milestone and/or the $15.00 Share Price Milestone, NewPubco shall issue to each holder of Gadfin as of immediately prior to the Acquisition Merger Effective Time (as defined below), a certain number of Price Adjustment Earnout Shares, subject to the terms and conditions set forth therein.

Immediately after the Share Split, and at the effective time of the Acquisition Merger, Merger Sub 1 will be merged with and into Gadfin upon the terms and subject to the conditions set forth in the Business Combination Agreement, and in accordance with the applicable provisions of the Israeli Companies Law (“ICL”), whereupon the separate corporate existence of Merger Sub 1 will cease and Gadfin will continue its existence under the ICL as the surviving corporation and become a wholly owned subsidiary of NewPubco (the “Acquisition Surviving Company”), on the terms and subject to the conditions set forth in the Business Combination Agreement. From and after the effective time of the Acquisition Merger, Gadfin will possess all the rights, powers, privileges, properties and franchises and be subject to all of the obligations, liabilities and duties of Gadfin and Merger Sub 1, all as provided under the ICL. As soon as practicable after the determination of the date on which the Closing is to take place, each of Gadfin and Merger Sub 1 shall, in coordination with each other, deliver to the Israeli Register of Companies (the “Companies Registrar”) a notice of the contemplated Acquisition Merger, setting forth the proposed date of the Closing on which the Companies Registrar is requested to issue a certificate evidencing the Acquisition Merger in accordance with Section 323(5) of the ICL (the “Certificate of Merger”), after another notice that the Closing has occurred is served to the Companies Registrar, which the parties shall deliver as of the date of Closing Date. The Acquisition Merger will become effective upon the issuance by the Companies Registrar of the Certificate of Merger in accordance with Section 323(5) of the ICL (such time as the Acquisition Merger becomes effective being the “Acquisition Merger Effective Time”).

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

Termination

The Business Combination Agreement, as amended, allows the parties to terminate the Business Combination Agreement if specified customary conditions described in the Business Combination Agreement are not satisfied, subject to certain limited exceptions, and also if the Transactions have not been consummated by April 15, 2026 (the “Termination Date”).

The Business Combination Agreement, as amended, also allows the parties to terminate the Business Combination Agreement if (a) any Governmental Entity takes action prohibiting the Transactions, (b) if the Company Shareholder Approval is not obtained, and (c) if Gadfin Shareholder Approval is not obtained.

The Company may terminate the Business Combination Agreement if the representations and warranties of Gadfin are not true and correct or if Gadfin has materially breached any covenant or agreement as set forth in the Business Combination Agreement.

Gadfin may terminate the Business Combination Agreement, (a) at any time prior to the receipt of the Gadfin Shareholder Approval, in order to immediately enter into a written definitive agreement with respect to a Superior Proposal, (b) if the representations and warranties of the Company are not true and correct or if the Company has materially breached any covenant or agreement as set forth in the Business Combination Agreement and (c) in the event the Company did not receive a full waiver of the cash payment of any deferred underwriting fees currently owed and outstanding by the Company within thirty (30) days of July 2, 2025. In the event the Business Combination Agreement is terminated by Gadfin in order to accept a Superior Proposal, Gadfin will pay to the Company a termination fee of $10,000,000. In the event the Business Combination Agreement is terminated by Gadfin pursuant to clause (b) of this paragraph, the Company will pay to Gadfin a termination fee of $10,000,000. On October 14, 2025, Company entered into a Letter Agreement, pursuant to which (i) BTIG, LLC waived its right to the deferred underwriting commissions and (ii) Gadfin waived its related termination right under the Business Combination Agreement.

In the event the Business Combination Agreement is terminated for any reason other than by Gadfin pursuant to Section 7.1(c) of the Business Combination Agreement, or by the Company or Gadfin the case may be, pursuant to Section 7.1(f) or Section 7.1(g), Gadfin shall pay to the Company an amount equal to five percent (5%) of any IAC Introduced Financing Amount from any source during the period beginning October 16th, 2024 and extending through the twelve months immediately following the effective date of such termination.

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

Izhar Shay serves as Chairman of our board of directors. Mr. Shay currently serves as a venture partner at Disruptive AI, an early stage venture capital firm focused on AI investments. He also is the Chairman of Kendago ( a leading digital marketing group) and Group 107 Ltd. (a technology and fintech company that provides software solutions and IT services) and is on the Board of Directors of Spritt.io Ltd. (an AI-driven, no-code software platform that enables startups to build full-scale applications) and Tastewise (an AI based consumer insights platform for food & beverage innovation). From 2020 to 2021, Mr. Shay was Israel’s Minister of Science and Technology. Prior to that Mr. Shay’s professional career included various management and business positions in the Israeli high-tech and venture capital sectors. Previously, he worked as a high-tech entrepreneur and managed a number of companies for nearly ten years in the United States. In 1998, he co-founded Business Layers, a developer of Identity Management software solutions, and served as the company’s CEO until its sale in 2003 to Netegrity (Nasdaq: NETE). From 2004-2005, Mr. Shay served as chairman and CEO of V-Secure Technologies, a developer of intrusion prevention products intended to block cyber-attacks, which he led through its sale to Radware (NASDAQ: RDWR). In 2006, he joined the international venture capital fund Canaan Partners as a partner and managed its investment activities in Israel until 2014. At that time, Canaan Partners had assets under management of approximately $2.0B. Together with his partner, Ehud Levy, he co-founded Canaan Partners Israel in 2014, which made investments in Israeli technology start-ups, focusing on investments in mobile, digital media, Internet, communications and software. He served as a director at LiveU (acquired by Francisco Partners), Viewbix (acquired by Algomizer), Rollout.io, Drupe, and RegulusX and served as a director at Prime Sense prior to its sale to Apple as well as at N-trig, which was sold to Microsoft. In 2015, Mr. Shay was selected by the Israeli media outlet Geektime to be on the list of the 100 most influential people in the Israeli high-tech. Mr. Shay was elected as a member of the Israeli parliament, where he served from 2019 to 2021. He was a member of the special Coronavirus Cabinet, which was formed by the Israeli government, where he helped lead the national efforts confronting the challenges of the COVID-19 pandemic.

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

Daniel S. Recanati serves as a member of our board of directors. Mr. Recanati is the founder & CEO of Rhodium, a privately-owned investment firm with a diverse portfolio including some of Israel’s most promising companies. Mr. Recanati founded and invested in numerous tech ventures from early stage to growth, across different sectors such as deeptech, fintech, foodtech, cyber, AI, digital media, e-commerce, automotive, communication and mobile. Mr. Recanati is an early investor in successful Israeli companies such as Teads Holding Co (NASDAQ:TEAD), eToro Group (NASDAQ:ETOR), Yotpo, Storedot, Earth & Beyond Ventures (Founder and GP), Face.com (acquired by Facebook), Hopstop (acquired by Apple), Zooz (acquired by PayU), Rounds (acquired by Kik), Hexatier (acquired by Huawei), IMGN (acquired by WarnerMusic) and Compass (acquired by Sage). For over two decades, Mr. Recanati has been focusing on accelerating social impact through technology, by co-founding and being closely involved in a variety of community organizations. Mr. Recanati serves on the board of The Yahel Foundation, the Recanati family philanthropy foundation, which aims to narrow social gaps by driving social processes and supporting non-profit organizations that advance education, welfare and health. Mr. Recanati also serves on the board of MadaTech — The Israel National Museum of Science Technology and Space. Mr. Recanati co-founded and serves on the board of Apple Seeds Academy (“Tapuah”), an Israeli nonprofit organization that was founded with the aim of bridging between Israel’s growing tech sector and the digital peripheries. He also serves on the board of “Ogen”- a non-profit social lending enterprise, providing affordable credit to disadvantaged segments of the Israeli public. Mr. Recanati holds an LLB and BA from the Reichman University, Herzliya.

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

Favorable Market Dynamics

In recent years Israel’s technology sector has been going through a dramatic uplift and rapidly shifting from “Start-Up Nation” to the “Scale-Up Nation.” Many of growth-stage Israeli companies have emerged in recent years and are attracting billions of dollars in investments from foreign (primarily U.S.) investors, through mergers, acquisitions, and IPOs.

In 2024 and 2025, the Israeli high-tech sector continued to navigate geopolitical and macroeconomic challenges but demonstrated resilience and renewed investment activity.

With the proposed judicial reform mid-year causing domestic tension, the attack on October 7, 2023, and the ensuing war against Hamas - all against a background of global macroeconomic contraction - there have been obvious declines in venture capital activity in 2023 followed by a recovery in 2024 and 2025.

Israel experienced both a sharper increase in private funding between 2018 and 2021 (+303%) and subsequently a sharper decrease between 2021 and 2023 (-73%) compared to other regions. In the U.S., for example, it was +134% / -51% respectively. Compared to 2018, Israel and the U.S. are up 9% and 14% respectively.

According to the 2025 Israeli Tech Review published by IVC Research Center and LeumiTech, Israeli technology companies raised approximately $9.6 billion in private funding in 2024, representing a significant increase from 2023 levels, and funding increased further to approximately $15.6 billion in 2025, reflecting larger financing rounds despite a lower number of transactions.

In 2024, M&A capital proceeds equaled $12.53 billion, despite the total number of deals being the second lowest in the past 10 years (99 transactions). This was mostly due to the M&As between $100 million and $500 million, which amounted to $6.052 billion this year. The most prominent transaction was the acquisition of Own Company by SalesForce for $1.9 billion. More recent reports indicate that strategic acquisitions by large technology companies continued to represent a significant portion of exit activity in 2025. In 2024, six IPOs took place: Upstream Bio, Gauzy and Polyrizon; two SPAC deals on NASDAQ; and TSG IT Advanced Systems on TASE. These IPOs represent a 50% growth from 2023 and raised $397 million. Public market activity remained relatively limited compared to prior peak years, although select Israeli technology companies continued to access U.S. and Israeli capital markets.

In 2024, 40% of follow-on public offerings were in the life science sector. Follow-on activity was cut almost by half, with only 55 public offerings raising $675 million, and the lowest attracted capital since 2015. Public market activity remained relatively limited compared to prior peak years, although select Israeli technology companies continued to access U.S. and Israeli capital markets.

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

In October 2023, both U.S. and Israel markets experienced a drop, which was more prominent in Israel, due to the war that started on October 7th. The conflict subsequently expanded to include hostilities with Hezbollah in Lebanon and direct attacks from Iran, creating additional volatility in Israeli markets through 2024 and into 2025.

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

Redemption Rights for Public Shareholders upon the Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of our initial business combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.20 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if an initial business combination does not close. The Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 18, 2026 (or January 18, 2027, if we extend the time to complete a business combination as described in this Annual Report on Form 10-K) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, the Sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. As a result, in addition to our initial purchaser’s founder shares, we would need 4,410,417 or approximately 31.6% (assuming all issued and outstanding shares are voted), or no additional shares (assuming only the minimum number of shares representing a quorum are voted), of the 14,375,000 public shares sold in the Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, the Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 18, 2026 (or January 18, 2027, if we extend the time to complete a business combination as described in this Annual Report on Form 10-K) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

If our initial business combination is not approved or completed for any reason, we may continue to try to complete a business combination with a different target until by April 18, 2026 (or January 18, 2027, if we extend the time to complete a business combination as described in this Annual Report on Form 10-K) (the “Combination Period”).

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our fifth amended and restated memorandum and articles of association provide that we have 12 months from January 18, 2026 (January 18, 2027, if we extend the time to complete a business combination as described in this Annual Report on Form 10-K) to consummate an initial business combination. If we have not consummated an initial business combination within such period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights or warrants, which will expire worthless if we fail to consummate an initial business combination by April 18, 2026 (or January 18, 2027, if we extend the time to complete a business combination as described in this Annual Report on Form 10-K). Our amended and restated memorandum and articles of association will provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

The Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any founder shares they hold if we fail to consummate an initial business combination by April 18, 2026 (or January 18, 2027, if we extend the time to complete a business combination as described in this Annual Report on Form 10-K) (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed timeframe).

The Sponsor and our officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 18, 2026 (or January 18, 2027, if we extend the time to complete a business combination as described in this Annual Report on Form 10-K) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares, subject to the limitations described herein. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by the Sponsor, any executive officer or director, or any other person.

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

Our public shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by January 18, 2027, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by January 18, 2027 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by January 18, 2027, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.”’

Comparison of Redemption or Purchase Prices in Connection with Our Initial Business Combination and If We Fail to Complete Our Initial Business Combination.

The following table compares the redemptions and other permitted purchases of public shares that may take place in connection with the completion of our initial business combination and if we have not consummated an initial business combination by January 18, 2027:

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

If we have not consummated an initial business combination by January 18, 2027, we will redeem all public shares at a per-share price, payable in cash, equal to the aggregate amount, then on deposit in the Trust Account (which is initially anticipated to be $10.20 per public share), including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares.

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

On December 31, 2025, the Parties entered into a waiver to the Administrative Services Agreement (the “Administrative Services Waiver”) whereby the Parties agreed to waive the administrative fees due under the Administrative Services Agreement. Pursuant to the Administrative Services Waiver, the waived administrative fees include (i) the $10,000 per month owed to the Sponsor until the consummation by the Company of an initial business combination or the Company’s liquidation, and (ii) the $240,000 accrued fees at December 31, 2025.

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

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2025 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of their internal controls.

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

Summary Risk Factors

The following is a summary of the more significant risks facing our Company:

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

●	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Management has determined there is substantial doubt as to our ability to continue as a going concern.
●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.
●	Our public shareholders may not be afforded an opportunity to vote on the option to extend the period of time to consummate our initial business combination.
●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	If we seek shareholder approval of our initial business combination, the Sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
●	Conditions in Israel, including the ongoing multi-front conflict, may materially and adversely affect the business of our potential acquisition targets and our search for a business combination.
●	We may not be able to consummate an initial business combination by April 18, 2025, in which case (unless such date is extended up to 36 months from the date of the IPO to January 18, 2027) we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Risks Relating to our Securities

●	The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.20 per share.
●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.
●	The nominal purchase price paid by the Sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.
●	The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share.
●	Unlike some other similarly structured blank check companies, the Sponsor will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.
●	We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then-outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Risks Relating to the Sponsor and Management Team

●	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.
●	Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
●	The officers and directors of an acquisition candidate may resign upon the completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.
●	Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
●	Our management may not be able to maintain control of a target business after our initial business combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

●	Our strategy is focused on pursuing an acquisition of Israeli technology companies. If we pursue a target company with operations or opportunities outside of the United States, including in Israel, for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.
●	After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in any such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.
●	We may face risks related to companies in the Israeli technology industry.
●	If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.
●	Exchange rate fluctuations and currency policies may diminish a target business’ ability to succeed in the international markets.
●	Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

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

As of December 31, 2025, we had $6,938 in operating cash and a working capital deficit of $2,581,616. Further, we have incurred and expect to continue to incur significant costs in pursuit of an initial business combination. Management’s plans to address this need for capital are discussed in the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report on Form 10-K do not include any adjustments that might result from our inability to continue as a going concern.

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

The requirement that we consummate an initial business combination by April 18, 2026 (or January 18, 2027, if we extend the time to complete a business combination as described elsewhere in this Annual Report on Form 10-K) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination by April 18, 2026 (or January 18, 2027, if we extend the time to complete a business combination as described elsewhere in this Annual Report on Form 10-K). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business then we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Conditions in Israel, including the ongoing multi-front conflict and the recent escalation of conflict in the Middle East and Southwest Asia, may materially and adversely affect the business of our potential acquisition targets and our search for a business combination.

Our potential acquisition targets may have a significant number of employees located in Israel. As a result, political, economic and military conditions in Israel may directly affect the business of our potential acquisition targets. In October 2023, Hamas conducted terrorist attacks in Israel resulting in a large-scale conflict. Israel subsequently engaged in military operations in Gaza, and in late 2023 and 2024, hostilities expanded to include conflict with Hezbollah in Lebanon. In addition, Iran launched direct missile and drone attacks against Israel, marking an escalation in regional tensions. These conflicts have resulted in casualties, damage to infrastructure, disruption of economic activities, and the displacement of citizens from certain regions. While ceasefire agreements have been reached with certain adversaries at various times, the regional security situation remains volatile. In early 2023, there were a number of changes proposed to the political system in Israel by the government which, if implemented as planned, could lead to large-scale protests and additional uncertainty, negatively impacting the operating environment in Israel. Broader instability in the Middle East, including the recent escalation of conflict in Iran and its regional proxies, has affected the political stability of the region and led to a decline in regional security. Such instability may lead to deterioration in the political and trade relationships that exist between Israel and other countries. Any armed conflicts, terrorist activities or political instability involving Israel or other countries in the region could adversely affect the business, results of operations, financial condition, cash flows and prospects of our potential acquisition targets and our search for a business combination. Although the Israeli Government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot ensure our stockholders that this coverage will be maintained or will be adequate in the event we submit a claim.

A number of countries, principally in the Middle East, still restrict doing business with Israel and Israeli companies, and additional countries may impose restrictions on doing business with Israel and Israeli companies if hostilities in Israel or political instability in the region continue or intensify, including the recent escalation of hostilities in Iran. The ongoing conflicts have heightened scrutiny of companies with Israeli operations and may affect relationships with business partners in certain jurisdictions. In addition, there have been increased efforts by activists to cause companies and consumers to boycott Israeli goods based on policies promulgated by the Israeli Government. Such boycotts, particularly if they become more widespread, may adversely impact the business of our potential acquisition targets.

The operations of our potential acquisition targets could also be disrupted by the absence for significant periods of one or more key employees or a significant number of other employees because of military service. Our potential acquisition targets’ employees in Israel may be obligated to perform military reserve duty, which generally accumulates over a period of three years, from several days to up to a maximum of 84 days (and up to 108 days, in special circumstances specified under applicable law). In certain emergency circumstances, employees may be called to immediate and unlimited active duty in the Israeli armed forces. Since the terrorist attacks in October 2023 and the ensuing multi-front conflict involving Gaza, Lebanon, and Iran, many Israeli employees have been activated for military duty for extended periods, and additional employees may continue to be activated for reserve or emergency duty as the security situation evolves. While our potential acquisition targets may have business continuity plans in place to address the military call-ups, the prolonged nature of the current conflict has placed significant strain on workforce availability for Israeli businesses. Any of these circumstances could have a material adverse effect on business, results of operations, financial condition, cash flows and prospects of our potential acquisition targets.

We may not be able to consummate an initial business by April 18, 2026, in which case (unless such date is extended up to January 18, 2027 if we extend the time to complete an initial business combination as described elsewhere in this Annual Report on Form 10-K) we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination by April 18, 2025 (unless such date is extended up to January 18, 2027 if we extend the time to complete an initial business combination as described elsewhere in this Annual Report on Form 10-K) we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. Additionally, the invasion of Ukraine by Russia, the increased rate of inflation in the United States and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association will provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.20 per public share, or less than $10.20 per public share, on the redemption of their public shares, and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per public share” and other risk factors herein.

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

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 18, 2026 (or up to January 18, 2027, if we extend the time to complete a business combination as described elsewhere in this Annual Report on Form 10-K) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business combination by April 18, 2026 (or up to January 18, 2027, if we extend the time to complete a business combination as described elsewhere in this Annual Report on Form 10-K), subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by April 18, 2026 (or up to January 18, 2027, if we extend the time to complete a business combination as described elsewhere in this Annual Report on Form 10-K), with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of warrants also will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our securities have been delisted from trading on Nasdaq and trade on OTC Markets, which could limit investors’ ability to make transactions in our securities and make it more difficult to consummate a Business Combination.

We were approved to list our units on the Nasdaq beginning on January 13, 2023 and our Class A ordinary shares and warrants on their date of separation, which was February 28, 2023. On January 13, 2026, Nasdaq announced its intension to delist our Class A ordinary shares, units and warrants, followed by a Form 25 filed with the SEC on January 21, 2026 to complete the delisting. The delisting became ten days after the Form 25 was filed. Our Class A ordinary shares, units and warrants now trade on the Pink Current tier of the OTC Markets under symbols “ISRLF”,  “ISLUF” and “ISLWF”, respectively.

As a result of being traded on over-the-counter market, we could face significant material adverse consequences, including:

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our securities are no longer listed on a national securities exchange, they are not considered covered securities. As a result, our securities are subject to regulation in each state in which we offer our securities. However, since the Business Combination is structured such that NewPubco is issuing its securities, rather than us, and NewPubco’s securities are expected to be listed on Nasdaq upon the closing of the Business Combination, it is not expected that such designation will have a negative impact on the parties’ ability to consummate the Business Combination. Nevertheless, there is no assurance that a state could not seek to hinder or delay the Business Combination, which could possibly lead to us being forced to dissolve and liquidate. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by SPACs, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states.

If we fail to meet criteria set forth in Rule 15c2-11 (the “Rule”) under the Exchange Act (for example, by failing to file periodic reports as required by the Exchange Act), various practice requirements are imposed on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transactions prior to sale. Consequently, the Rule may have a material adverse effect on the ability of broker-dealers to sell our securities, which may materially affect the ability of investors to sell the securities in the secondary market. Not being listed on a national securities exchange makes trading our securities difficult for investors, potentially leading to a decline in the share price. It may also make it more difficult for us to raise additional capital.

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

If the net proceeds of the Initial Public Offering and the sale of the Private Placement Units not being held in the Trust Account are insufficient to allow us to operate until April 18, 2026 (or up to January 18, 2027, if we extend the time to complete a business combination), it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from the Sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

Of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, only approximately $1,450,000 was available to us initially outside the Trust Account to fund our working capital requirements and as of December 31, 2025, we had $6,938 remaining available to us outside of the Trust Account. We believe that the funds available to us outside of the Trust Account, together with funds available from loans from the Sponsor, its affiliates or members of our management team, will be sufficient to allow us to operate until April 18, 2026 (or up to January 18, 2027, if we extend the time to complete a business combination); however, we cannot assure you that our estimate is accurate, and the Sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination by April 18, 2026 (or up to January 18, 2027, if we extend the time to complete a business combination as described elsewhere in this Annual Report on Form 10-K), or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.20 per public share initially held in the Trust Account, due to claims of such creditors. Pursuant to the Letter Agreement, the form of which is filed as an exhibit to the registration statement, the Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims.

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

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our initial business combination. If we cannot complete our initial business combination by April 18, 2026 (or up to January 18, 2027, if we extend the period of time to consummate our initial business combination as described elsewhere in this Annual Report on Form 10-K) because the review process drags on beyond such timeframe or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public shareholders may only receive $10.20 per public share, or less than $10.20 per public share, on the liquidation of their shares, and our warrants will expire worthless. This will also cause our investors to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2025. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

In addition, our amended and restated memorandum and articles of association will require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 18, 2026 (or up to January 18, 2027, if we extend the time to complete a business combination as described elsewhere in this Annual Report on Form 10-K) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through the Registration Statement, we would register, or seek an exemption from registration for, the affected securities.

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

The Sponsor, officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by January 18, 2027 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares, subject to the limitations described herein. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against the Sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

The net proceeds from the Initial Public Offering and the sale of the Private Placement Units provided us with $146,625,000 that we may use to complete our initial business combination. As of December 31, 2025, there was $9,933,329 remaining in the Trust Account to use to complete our initial business combination.

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

We do not believe that our principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Initial Public Offering was not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 18, 2026 (or up to January 18, 2027, if we extend the time to complete a business combination as described elsewhere in this Annual Report on Form 10-K) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial business combination by April 18, 2026 (or up to January 18, 2027, if we extend the time to complete a business combination as described elsewhere in this Annual Report on Form 10-K), our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

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

We are not registering the offer and sale of the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of that certain Warrant Agreement, by and between the Company and Equiniti Trust Company, LLC (f/k/a American Stock Transfer & Trust Company), dated January 12, 2023 (the “Warrant Agreement”), we have agreed that, as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the issuance of such ordinary shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial business combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise that represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the offer and sale of the Class A ordinary shares issuable upon exercise of the warrants is not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their public warrants on a cashless basis. However, we will not be obligated to issue any Class A ordinary shares to holders seeking to exercise their public warrants, unless the issuance of the Class A ordinary shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the offer and sale of the shares under applicable blue sky laws to the extent an exemption is not available. Additionally, if we call the public warrants for redemption, our management will have the option to require all holders that wish to exercise public warrants to do so on a cashless basis. In the event of an exercise of a warrant on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (as defined in the next sentence) by (y) the fair market value. The “fair market value” is the volume-weighted average price of the Class A ordinary shares for the 10 trading days ending on the trading day prior to the date that notice of exercise is received by the warrant agent. Exercising the warrants on a cashless basis could have the effect of reducing the potential “upside” of the holder’s investment in our Company because the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants they hold. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable register or qualify the issuance of the Class A shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the Class A ordinary shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their private placement warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in the Initial Public Offering. In such an instance, the Sponsor and its permitted transferees (which may include our directors and officers) would be able to exercise their private placement warrants and sell the Class A ordinary shares underlying their private placement warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying Class A ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

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

If we have not consummated an initial business combination by April 18, 2026 (or up to January 18, 2027, if we extend the time to complete a business combination as described elsewhere in this Annual Report on Form 10-K), our public shareholders may be forced to wait beyond such period before redemption from our Trust Account.

If we have not consummated an initial business combination by April 18, 2026 (or up to January 18, 2027, if we extend the time to complete a business combination as described elsewhere in this Annual Report on Form 10-K), the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the Trust Account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond April 18, 2026 (or up to January 18, 2027 if we extend the time to complete a business combination) before the redemption proceeds of our Trust Account become available to them and they can receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association will provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

The Company did not regain compliance with the MVLS Requirement. As a result, on November 25, 2025, the Company received a delist determination letter from the Listing Qualifications Department advising the Company that its securities would be delisted. On January 13, 2026, Nasdaq announced its intention to delist the Company’s Class A ordinary shares, units and warrants, followed by a Form 25 filed with the SEC on January 21, 2026 to complete the delisting. The Company’s Class A ordinary shares, units and warrants now trade on the Pink Current tier of the OTC Markets under symbols “ISRLF,” “ISLUF” and “ISLWF”, respectively.

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

In light of the involvement of the Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with the Sponsor, executive officers, directors or initial shareholders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 10 - Directors, Executive Officers and Corporate Governance – Conflicts of Interest.” The Sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. The Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination as set forth in “Business — Business Combination Criteria” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with the Sponsor, executive officers, directors or initial shareholders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

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

On January 26, 2022, the Sponsor paid $25,000, or approximately $0.004 per share, in consideration of 5,750,000 Class B ordinary shares, par value $0.0001. On March 4, 2022, we effected a share capitalization with respect to our Class B ordinary shares of 1,150,000, resulting in our initial shareholders holding 6,900,000 founder shares. On August 18, 2022, the Sponsor surrendered for no consideration 1,150,000 Class B ordinary shares, resulting in our initial shareholders holding 5,750,000 founder shares. On November 17, 2022, the Sponsor surrendered for no consideration 958,333 Class B ordinary shares, resulting in our initial shareholders holding 4,791,667 founder shares. Prior to the initial investment in the company of $25,000 by the Sponsor, the Company had no assets, tangible or intangible. The per-share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, the Sponsor and the underwriters purchased, pursuant to a written agreement, an aggregate of 762,500 Private Placement Units (637,500 Private Placement Units by the Sponsor and 125,000 Private Placement Units by the underwriters) at a price of $10.00 per unit ($7,625,000 in the aggregate), in a private placement that closed simultaneously with the closing of the Initial Public Offering. If we do not consummate an initial business by April 18, 2026 (or up to January 18, 2027, if we extend the time to complete a business combination as described elsewhere in this Annual Report on Form 10-K), the private placement warrants included in the Private Placement Units will expire worthless. In addition, our executive officers and directors will hold an indirect interest in the founder shares and the Private Placement Units owned by the Sponsor through their membership interests in the Sponsor. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following our initial business combination. This risk may become more acute as the deadline to complete an initial business combination (which may be extended to up to 24 months from the anniversary of the Initial Public Offering) nears.

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

Military conflict in Ukraine, Iran and Israel could make it more difficult for us to consummate a business combination.

Military conflict and geopolitical events, including the ongoing wars in Ukraine, Iran and Israel, including any resulting sanctions, export controls or other restrictive actions, have caused volatility and disruptions in the capital markets in recent years. This may lead to increased price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination partner and consummate a business combination on acceptable commercial terms or at all.

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

ITEM 2.PROPERTIES

We maintain our executive offices at 12600 Hill Country Blvd., Building R, Suite 275, Bee Cave, Texas 78738. The cost for our use of the office space wass included in the $10,000 per month fee we pay to our Sponsor for office space, administrative and support services pursuant to the Administrative Services Agreement.

On December 31, 2025, the Parties entered into the Administrative Services Waiver whereby the Parties agreed to waive the administrative fees due under the Administrative Services Agreement. Pursuant to the Administrative Services Waiver, the waived administrative fees include (i) the $10,000 per month owed to the Sponsor until the consummation by the Company of an initial business combination or the Company’s liquidation, and (ii) the $240,000 accrued fees to date.

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

Holders of Record

As of March 31, 2026, there were five holders of record of our units, one holder of record of our Class A ordinary shares, one holder of record of our Class B ordinary shares, and one holder of record of our warrants. There are no record holders of our preference shares.

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

On January 12, 2023, the SEC declared the Company’s registration statement for our Initial Public Offering effective. On January 18, 2023, we consummated our Initial Public Offering of 14,375,000 units, which included the full exercise of the underwriters’ over-allotment option in the amount of 1,875,000 units, at $10.00 per unit, generating gross proceeds of $143,750,000. Each unit is comprised of one Class A ordinary share and one public warrant.

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

On January 8, 2024, by special resolution and at an extraordinary general meeting of shareholders, the Company (i) entered into an amendment (the “Trust Agreement Amendment”) to the Investment Management Trust Agreement dated as of January 12, 2023 (the “Trust Agreement”), with Equiniti Trust Company, LLC (f/k/a American Stock Transfer & Trust Company) (the “Trustee”) and (ii) amended the Company’s Second Amended and Restated Memorandum and Articles of Association, in its entirety, by adopting the Company’s Third Amended and Restated Memorandum and Articles of Association, pursuant to which the Company may extend the date by which the Company must consummate an initial business combination (the “Termination Date”) from 12 months from the closing of the Initial Public Offering (January 18, 2024) up to twelve (12) times (each, an “Extension”) to January 18, 2025, with each Extension comprised of one month. Pursuant to the Trust Agreement Amendment, the Company can extend the Termination Date by providing five days’ advance notice to the Trustee prior to the applicable Extension and depositing into the Trust Account the lesser of (i) $50,000 or (ii) $0.02 per Public Share, multiplied by the number of Public Shares that remain outstanding by the end of the then-current extended period, by the date of such Extension.

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

On April 22, 2024, we entered into an amendment with Pomvom (the “Amendment”) to the Pomvom Business Combination Agreement. Pursuant to the Amendment, the we agreed with Pomvom to (i) extend the date by which all members of the board of directors of the post-combination company shall be determined from April 30, 2024, to June 30, 2024, (ii) extend the date by which an independent compensation consultant shall present a benchmark analysis of the compensation packages for officers and directors of public market companies that are comparable to Pomvom and recommendations for officer and director compensation packages to the Pomvom’s compensation committee and board of directors in connection with their review and approval of such packages from April 30, 2024, to June 30, 2024, and (iii) extend the Minimum Equity Financing Proceeds Termination Date (as defined in the Pomvom Business Combination Agreement) from June 30, 2024, to August 31, 2024.

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

On January 17, 2025, the Company issued an unsecured promissory note to the Sponsor in the amount of $335,131 to pay for up to twelve additional one-month extension payments (the “2025 Extension Note”). On each of January 17, 2025, February 18, 2025, March 18, 2025, May 19, 2025, June 18, 2025, July 18, 2025, August 18, 2025, September 18, 2025, October 17, 2025, November 18, 2025, and December 19, 2025, the Company drew $27,927 each month against the 2025 Extension Note to pay for an additional one-month extension. The 2025 Extension Note bears no interest and is repayable in full upon the earlier of (i) the date of the consummation of the Company’s initial business combination, or (ii) the date of the Company’s liquidation.

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

Under the Business Combination Agreement, as amended, holders of Gadfin equity interests are expected to receive approximately $180,000,000 (the “Gadfin Equity Value”) in aggregate consideration in the form of NewPubco Ordinary Shares, equal to the quotient obtained by dividing (a) the Gadfin Equity Value by (b) the fully diluted number of Gadfin ordinary shares and preferred shares (including ordinary shares issuable upon exercise, vesting and settlement of Gadfin options and Gadfin warrants and other convertible securities of Gadfin).

On July 2, 2025, the Company, Gadfin, and NewPubco entered into the First Amendment. Pursuant to the First Amendment, the Company and Gadfin agreed to (i) remove the requirement for the Company to liquidate immediately following the Mergers (as defined in the Business Combination Agreement), (ii) revise the Company Equity Value (as defined in the Business Combination Agreement) to $180,000,000, (iii) remove the PCAOB Related Default (as defined in the Business Combination Agreement) and related provisions, (iv) remove the Threshold Raised Amount (as defined in the Business Combination Agreement) and related provisions, (v) clarify the maximum dilution calculation, (v) extend the deadline for the Benchmark Analysis (as defined in the Business Combination Agreement) to September 30, 2025, (vi) add a termination right for Gadfin, without penalty, in the event the Company does not, within 30 days of the Amendment, receive a full cash waiver from underwriters of the deferred underwriting fees currently owed and outstanding by the Company, and (vii) act as a joinder agreement pursuant to which NewPubco, Gadfin Regev Holdings Ltd., a company domiciled in Israel, became a party to the Business Combination Agreement.

On December 31, 2025, the Company, Gadfin, and NewPubco entered into the Second Amendment. Pursuant to the Second Amendment, the Company and Gadfin agreed to extend the Termination Date (as defined in the Business Combination Agreement) to March 16, 2026 and removed the automatic extensions of the Termination Date.

On March 13, 2026, the Company, Gadfin, and NewPubco entered into the Third Amendment. Pursuant to the Third Amendment, the Company and Gadfin agreed to revise Section 7.1(d) to extend the termination date to April 15, 2026.

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

On May 28, 2025, the Company received the MVLS Notice from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying the Company that, based on the market value of listed securities for the previous 30 consecutive business days, the listing of the Company’s securities was not in compliance with the MVLS Requirement. In accordance with Listing Rule 5810(c)(3)(C), the Company was provided 180 calendar days, or until November 24, 2025, to regain compliance with the Rule.

The Company did not regain compliance with the MVLS Requirement. As a result, on November 25, 2025, the Company received a delist determination letter from the Staff (the “Nasdaq Notice”) advising the Company that its securities would be delisted. On January 13, 2026, Nasdaq announced its intention to delist the Company’s Class A ordinary shares, units and warrants, followed by a Form 25 filed with the SEC on January 21, 2026 to complete the delisting. The delisting became effective ten days after the Form 25 was filed.

The Company’s Class A ordinary shares, units and warrants now trade on the Pink Current tier of the OTC Markets under symbols “ISRLF”, “ISLUF” and “ISLWF”, respectively.

As a result of being traded on over-the-counter market, there may be a very limited market in which the Company’s securities are traded, and the trading price of the Company’s securities may be adversely affected. The Company can provide no assurance that its securities will continue to trade on this market, whether broker-dealers will continue to provide public quotes of its securities on this market, or whether the trading volume of its securities will be sufficient to provide for an efficient trading market for existing and potential holders of its securities.

On October 14, 2025, the Company entered into the Advisory Agreement, effective October 10, 2025, pursuant to which BTIG agreed to provide strategic and capital markets advisory services to the Company in connection with its business activities, including the Business Combination. Under the Advisory Agreement, BTIG will advise the Company on market conditions and capital markets strategy, but will not act as a financial advisor or participate in the offering or solicitation of securities for the Business Combination. As compensation for such services, BTIG will receive an advisory fee of $500,000 in cash (payable from the trust account) and 100,000 Class A ordinary shares, par value $0.0001 per share, of the Company immediately prior to closing of the Business Combination (the

“Advisory Fee”), which will be exchanged for 100,000 ordinary shares of NewPubco, valued at $10.00 per share, upon consummation of the Business Combination. In exchange, BTIG waived its right to the Deferred Underwriting Commission, conditioned upon payment of the Advisory Fee and closing of the Business Combination. The Advisory Agreement also provides BTIG with a three-year exclusive right of first refusal to act as lead underwriter for the next special purpose acquisition company initial public offering undertaken by the Company or the Sponsor under certain conditions and indemnification protections. The Advisory Agreement is governed by New York law and allows BTIG to terminate at any time, in which case it forfeits both the Advisory Fee and the Deferred Underwriting Commission.

On January 16, 2026, by special resolution and at an extraordinary general meeting of shareholders, the Company (i) entered into an amendment (the “Third Trust Agreement Amendment”) to the Trust Agreement and (ii) amended the Company’s Fourth Amended and Restated Memorandum and Articles of Association, in its entirety, by adopting the Company’s Fifth Amended and Restated Memorandum and Articles of Association, pursuant to which the Company may extend the Termination Date from January 18, 2026 up to twelve (12) times to January 18, 2027, with each such Extension comprised of one month. Pursuant to the Third Trust Agreement Amendment, the Company can extend the Termination Date by providing five days’ advance notice to the Trustee prior to the applicable Extended Date and depositing into the Trust Account the lesser of (i) $5,000 or (ii) $0.05 per Public Share, multiplied by the number of Public Shares that remain outstanding by the end of the then-current Extended Date, by the date of such Extension.

In connection with the shareholders’ vote, holders of 295,860 Class A ordinary shares of the Company exercised their right to redeem such shares (the “Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, $3,683,115.04 was removed from the Trust Account to pay such holders. Following the aforementioned Redemption, the Company has 6,056,239 ordinary shares of the Company (inclusive of the Class A ordinary shares underlying the private placement units of the Company) outstanding.

On March 13, 2026, the Company, Gadfin, and Gadfin Regev Holdings Ltd., a company domiciled in Israel entered into the Third Amendment. Pursuant to the Third Amendment, the Company and Gadfin agreed to revise Section 7.1(d) to extend the termination date to April 15, 2026.

Results of Operations

As of December 31, 2025, we had not commenced any operations. All activity from inception through December 31, 2025 relates to our formation and initial public offering (the “Initial Public Offering”), and, since the completion of the Initial Public Offering, our search for a target to consummate a business combination. We will not generate any operating revenues until after the completion of an initial business combination, at the earliest. We will generate non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering and placed in a U.S.-based trust account (the “Trust Account”). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2025, we had net loss of $510,230, which consisted of listing expenses of $131,778, administrative expenses of $128,872, legal and accounting expenses of $629,789, marketing and advertising expense of $750, dues and subscriptions expense of $145,135, and insurance expenses of $127,942, offset by dividend income on marketable securities held in the Trust Account of $528,065, gain on extinguishment of liability of $125,669, and dividends and interest on cash and cash equivalents of $302.

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2025, we had $6,938 in cash and cash equivalents held outside of the Trust Account and working capital deficit of $2,581,616 (excluding cash and marketable securities held in the Trust Account and the deferred underwriter fee payable).

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

For the year ended December 31, 2025, net cash used in operating activities was $258,324. Net loss of $510,230 was adjusted by $240,000 related to the Administrative Services fee waived by Sponsor and $11,906 changes in operating assets and liabilities. Net cash provided by investing activities was $72,670,754 related to proceeds from redemption of marketable securities held in Trust Account of $73,533,953, offset by the purchase of marketable securities held in Trust Account of $335,422, as well as dividends received from and reinvestment of marketable securities of $527,777. Net cash used in financing activities was $72,426,749 related to payment of redemptions on Class A ordinary shares subject to redemption of $73,533,953, offset by $1,107,204 proceeds from drawdowns on the promissory notes with the Sponsor for Trust extension fees and working capital needs.

As of December 31, 2025, we had marketable securities held in the Trust Account of $9,933,329 (including approximately $528,065 of dividend income on marketable securities) consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting fees and income taxes payable), to complete our initial business combination. To the extent that our capital shares or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2025, we had cash and cash equivalents of $6,938 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of December 31, 2025.

The underwriters are entitled to a deferred underwriting fee of $0.35 per unit, or $5,406,250 in the aggregate. The deferred underwriting fee was payable to the underwriter from the amounts held in the Trust Account solely in the event that IAC completes an initial business combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates as of December 31, 2025.

Recent Accounting Standards

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and nontaxable or nondeductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU 2023-09 also requires entities to disclose net income taxes paid or received to federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company adopted this standard effective January 1, 2025 and determined there is no material impact on its financial position, results of operations or cash flows.

In December 2025, the FASB issued Accounting Standards Update 2025-11 “Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025-11”). ASU 2025-11 clarifies current interim disclosure requirements and provides a comprehensive list of required interim disclosures. The guidance also incorporates a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in this ASU are required to be adopted for interim reporting periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments can be applied on a prospective or retrospective basis. The Company is currently assessing the impact, if any, that ASU 2025-11 would have on its financial position, results of operations or cash flows.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of December 31, 2025.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.” Based on management’s assessment using the COSO criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025, covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Titles
Ziv Elul	50	Chief Executive Officer and Director
Sharon Barzik Cohen	54	Chief Financial Officer and Director
Izhar Shay	62	Director (Chairman)
Candice Beaumont	52	Director
Peter Cohen	59	Director
Roy Zisapel	54	Director
Daniel Recanati	49	Director

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

Izhar Shay serves as Chairman of our board of directors. Mr. Shay currently serves as a venture partner at Disruptive AI, an early stage venture capital firm focused on AI investments. He also is the Chairman of Kendago ( a leading digital marketing group) and Group 107 Ltd. (a technology and fintech company that provides software solutions and IT services) and is on the Board of Directors of Spritt.io Ltd. (an AI-driven, no-code software platform that enables startups to build full-scale applications) and Tastewise (an AI based consumer insights platform for food & beverage innovation). From 2020 to 2021, Mr. Shay was Israel’s Minister of Science and Technology. Prior to that Mr. Shay’s professional career included various management and business positions in the Israeli high-tech and venture capital sectors. Previously, he worked as a high-tech entrepreneur and managed a number of companies for nearly ten years in the United States. In 1998, he co-founded Business Layers, a developer of Identity Management software solutions, and served as the company’s CEO until its sale in 2003 to Netegrity (Nasdaq: NETE). From 2004-2005, Mr. Shay served as chairman and CEO of V-Secure Technologies, a developer of intrusion prevention products intended to block cyber-attacks, which he led through its sale to Radware (NASDAQ: RDWR). In 2006, he joined the international venture capital fund Canaan Partners as a partner and managed its investment activities in Israel until 2014. At that time, Canaan Partners had assets under management of approximately $2.0B. Together with his partner, Ehud Levy, he co-founded Canaan Partners Israel in 2014, which made investments in Israeli technology start-ups, focusing on investments in mobile, digital media, Internet, communications and software. He served as a director at LiveU (acquired by Francisco Partners), Viewbix (acquired by Algomizer), Rollout.io, Drupe, and RegulusX and served as a director at Prime Sense prior to its sale to Apple as well as at N-trig, which was sold to Microsoft. In 2015, Mr. Shay was selected by the Israeli media outlet Geektime to be on the list of the 100 most influential people in the Israeli high-tech. Mr. Shay was elected as a member of the Israeli parliament, where he served from 2019 to 2021. He was a member of the special Coronavirus Cabinet, which was formed by the Israeli government, where he helped lead the national efforts confronting the challenges of the COVID-19 pandemic.

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

Daniel S. Recanati serves as a member of our board of directors. Mr. Recanati is the founder & CEO of Rhodium, a privately-owned investment firm with a diverse portfolio including some of Israel’s most promising companies. Mr. Recanati founded and invested in numerous tech ventures from early stage to growth, across different sectors such as deeptech, fintech, foodtech, cyber, AI, digital media, e-commerce, automotive, communication and mobile. Mr. Recanati is an early investor in successful Israeli companies such as Teads Holding Co (NASDAQ:TEAD), eToro Group (NASDAQ:ETOR), Yotpo, Storedot, Earth & Beyond Ventures (Founder and GP), Face.com (acquired by Facebook), Hopstop (acquired by Apple), Zooz (acquired by PayU), Rounds (acquired by Kik), Hexatier (acquired by Huawei), IMGN (acquired by WarnerMusic) and Compass (acquired by Sage). For over two decades, Mr. Recanati has been focusing on accelerating social impact through technology, by co-founding and being closely involved in a variety of community organizations. Mr. Recanati serves on the board of The Yahel Foundation, the Recanati family philanthropy foundation, which aims to narrow social gaps by driving social processes and supporting non-profit organizations that advance education, welfare and health. Mr. Recanati also serves on the board of MadaTech — The Israel National Museum of Science Technology and Space. Mr. Recanati co-founded and serves on the board of Apple Seeds Academy (“Tapuah”), an Israeli nonprofit organization that was founded with the aim of bridging between Israel’s growing tech sector and the digital peripheries. He also serves on the board of “Ogen”- a non-profit social lending enterprise, providing affordable credit to disadvantaged segments of the Israeli public. Mr. Recanati holds an LLB and BA from the Reichman University, Herzliya.

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

ITEM 11.EXECUTIVE COMPENSATION

None of our executive officers or directors have received any cash compensation for services rendered to us. On January 13, 2023 and continuing through the earlier of consummation of our initial business combination and our liquidation, we began paying the Sponsor $10,000 per month in exchange office space, administrative and support services pursuant to the Administrative Services Agreement. On December 31, 2025, the Parties entered into the Administrative Services Waiver whereby the Parties agreed to waive the administrative fees due under the Administrative Services Agreement. Pursuant to the Administrative Services Waiver, the waived administrative fees include (i) the $10,000 per month owed to the Sponsor until the consummation by the Company of an initial business combination or the Company’s liquidation, and (ii) the $240,000 accrued fees to date. In addition, the Sponsor and our executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to the Sponsor and our executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by us to the Sponsor, our executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.

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

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 31, 2026, by:

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

In the table below, percentage ownership is based on 6,056,239 ordinary shares, consisting of (i) 1,264,572 Class A ordinary shares and (ii) 4,791,667 Class B ordinary shares, issued and outstanding as of March 31, 2026. On all matters to be voted upon, except for the election of directors of the board, holders of Class A ordinary shares and Class B ordinary shares vote together as a single class.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
	Number of		Number of		Percentage of
	Shares	Approximate	Shares	Approximate	Outstanding
	Beneficially	Percentage of	Beneficially	Percentage of	Ordinary
Name and Address of Beneficial Owner	Owned	Class	Owned	Class	Shares
Directors and Named Executive Officers
Ziv Elul(3)	—	—%	—	—%	—%
Sharon Barzik Cohen(3)	—	—	—	—	—
Izhar Shay(3)	—	—	—	—	—
Candice Beaumont(3)	—	—	—	—	—
Peter Cohen(3)	—	—	—	—	—
Roy Zisapel(3)	—	—	—	—	—
Daniel S. Recanati(3)	—	—	—	—	—
All officers and directors as a group (7 individuals)	—	—	—	—	—
5% or Greater Shareholders
Israel Acquisitions Sponsor LLC(4)	637,500	50.4%	4,696,167	98.0%	88.1%
Charles Ecalle(4)	637,500	50.4%	4,696,167	98.0%	88.1%
Alexander Greystoke(4)	637,500	50.4%	4,696,167	98.0%	88.1%

*Less than one percent.

1)	Unless otherwise noted, the business address of each of our shareholders is c/o Israel Acquisitions Corp, 12600 Hill Country Blvd, Building R, Suite 275, Bee Cave, TX 78738.
2)	Interests shown consist solely of founder shares. Such founder shares will automatically convert into Class A Ordinary Shares at the time of our initial business combination or earlier at the option of the holders thereof.
3)	Does not include any shares held by our Sponsor, of which each of our officers and directors is a member. This individual has an indirect economic interest in securities owned by our Sponsor.

4)	Our Sponsor is the record holder of such securities. Charles Ecalle and Alexander Greystoke are the managers of our Sponsor and share voting and investment discretion with respect to the securities held by our Sponsor and as such may be deemed to have shared beneficial ownership of the securities held directly by our Sponsor. Each of Mr. Ecalle and Mr. Greystoke disclaims beneficial ownership of any securities held by our Sponsor other than to the extent of their respective pecuniary interests therein, directly or indirectly.

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

In connection with the Initial Public Offering, we entered into the Administrative Services Agreement, whereby our Sponsor agreed to make available, or cause to be made available directly or indirectly through any of its affiliates, with office space and secretary and administrative services in exchange for $10,000 per month fee until the closing of our initial business combination. On December 31, 2025, the Parties entered into the Administrative Services Waiver whereby the Parties agreed to waive the administrative fees due under the Administrative Services Agreement. Pursuant to the Administrative Services Waiver, the waived administrative fees include (i) the $10,000 per month owed to the Sponsor until the consummation by the Company of an initial business combination or the Company’s liquidation, and (ii) the $240,000 accrued fees to date.

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

In connection with our Initial Public Offering, the Sponsor, our executive officers and our directors entered into a letter agreement with us, dated January 12, 2023 (the “Letter Agreement”), pursuant to which each of them have agreed (i) that if we seek shareholder approval of an initial business combination, then it, she, or he, as applicable shall vote all founder shares and any public shares held by it, she or him, as applicable, in favor of such proposed initial business combination (including any proposals recommended by our board in connection therewith) (ii) to waive their redemption rights with respect to any founder shares and public shares held by it, she, or he in connection with (A) the completion of our initial business combination and (B) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (1) that would modify the substance or timing of our obligation to provide holders of our public shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 18, 2026 (or up to January 18, 2027 if we extend the time to complete a business combination as described in this Annual Report on Form 10-K) or (2) with respect to any other provision relating to the rights of holders of our public shares (although the Sponsor, our executive officers, and our directors shall be entitled to liquidation rights with respect to any public shares they hold if we fail to consummate an initial business combination within the Combination Period). Additionally, the Sponsor, our executive officers and our directors have each agreed to waive their respective rights to liquidating distributions from the Trust Account with respect to its founder shares held by them in connection with any liquidation of our Company.

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

On January 17, 2025, the Company issued an unsecured promissory note to the Sponsor in the amount of $335,131 to pay for up to twelve additional one-month extension payments (the “2025 Extension Note”). On each of January 17, 2025, February 18, 2025, March 18, 2025, May 19, 2025, June 18, 2025, July 18, 2025, August 18, 2025, September 18, 2025, October 17, 2025, November 18, 2025 and December 19, 2025, the Company drew $27,927 each month against the 2025 Extension Note to pay for an additional one-month extension. The 2025 Extension Note bears no interest and is repayable in full (subject to amendment or waiver) upon the earlier of (i) the date of the consummation of the Company’s initial business combination, or (ii) the date of the Company’s liquidation.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by BDO in connection with regulatory filings. The aggregate fees billed by BDO for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2025 and for the year ended December 31, 2024 totaled approximately $218,064 and $164,158, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay BDO for consultations concerning financial accounting and reporting standards for the year ended December 31, 2025 and for the year ended December 31, 2024.

Tax Fees. We did not pay BDO for tax planning and tax advice for the year ended December 31, 2025 and for the year ended December 31, 2024.

All Other Fees. We did not pay BDO for other services for the year ended December 31, 2025 and for the year ended December 31, 2024.

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

1.Financial Statements

See Index to Financial Statements as Item 8 herein.

2.Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
1.1	Underwriting Agreement, dated January 12, 2023, by and among the Company and BTIG, LLC, as representative of the several underwriters.	8-K	001-41593	1.1	January 19, 2023
2.1	Business Combination Agreement, dated as of January 2, 2024, by and between the Company and Pomvom Ltd.	8-K	001-41593	2.1	January 2, 2024
2.2	Amendment No. 1 to the Business Combination Agreement, dated April 22, 2024, by and between Israel Acquisitions Corp and Pomvom Ltd.	8-K	001-41593	2.2	April 24, 2024
2.3	Business Combination Agreement, dated as of January 26, 2025, by and among, Israel Acquisitions Corp and Gadfin Ltd.	8-K	001-41593	2.1	January 27, 2025
2.4	Amendment No. 1 to the Business Combination Agreement, dated July 2, 2025, by and between Israel Acquisitions Corp and Gadfin Ltd.	8-K	000-41593	2.2	July 3, 2025
2.5	Amendment No. 2 to the Business Combination Agreement, dated December 31, 2025, by and between Israel Acquisitions Corp and Gadfin Ltd.	8-K	000-41593	2.3	March 9, 2026
2.6	Amendment No. 3 to the Business Combination Agreement, dated December 31, 2025, by and between Israel Acquisitions Corp and Gadfin Ltd.	8-K	000-41593	2.4	March 17, 2026
3.1	Third Amended and Restated Memorandum and Articles of Association, dated January 8, 2024	8-K	001-41593	3.1	January 11, 2024
3.2	Fourth Amended and Restated Memorandum and Articles of Association, adopted on January 6, 2025.	8-K	001-41593	3.1	January 10, 2025
3.3	Fifth Amended and Restated Memorandum and Articles of Association, adopted on January 6, 2025.	8-K	001-41593	3.1	January 22, 2026
4.1	Specimen Unit Certificate	S-1	333-263658	4.1	August 31, 2022
4.2	Specimen Class A Ordinary Share Certificate	S-1	333-263658	4.2	August 31, 2022
4.3	Specimen Warrant Certificate (included in Exhibit 4.4)	S-1	333-263658	4.4	August 31, 2022
4.4	Warrant Agreement, dated January 12, 2023, by and between the Company and American Stock Transfer & Trust Company, as warrant agent.	8-K	001-41593	4.1	January 19, 2023
4.5	Description of Securities	10-K	001-41593	4.5	April 17, 2023
10.1	Letter Agreement, dated January 12, 2023, by and among the Company, its executive officers, its directors and Israel Acquisitions Sponsor LLC.	8-K	001-41593	10.1	January 19, 2023
10.2	Investment Management Trust Agreement, dated January 12, 2023, by and between the Company and American Stock Transfer & Trust Company, as trustee.	8-K	001-41593	10.2	January 19, 2023

10.3	Registration Rights Agreement, dated January 12, 2023, by and among the Company, Israel Acquisitions Sponsor LLC, BTIG, LLC, Exos Capital LLC and JonesTrading Institutional Services LLC.	8-K	001-41593	10.3	January 19, 2023
10.4	Private Placement Units Purchase Agreement, dated January 12, 2023, by and between the Company and Israel Acquisitions Sponsor LLC.	8-K	001-41593	10.4	January 19, 2023
10.5	Private Placement Units Purchase Agreement, dated January 12, 2023, by and between the Company and BTIG, LLC.	8-K	001-41593	10.5	January 19, 2023
10.6	Private Placement Units Purchase Agreement, dated January 12, 2023, by and between the Company and Exos Capital LLC.	8-K	001-41593	10.6	January 19, 2023
10.7	Private Placement Units Purchase Agreement, dated January 12, 2023, by and between the Company and JonesTrading Institutional Services LLC.	8-K	001-41593	10.7	January 19, 2023
10.8	Administrative Services Agreement, dated January 12, 2023, by and between the Company and Israel Acquisitions Sponsor LLC.	8-K	001-41593	10.8	January 19, 2023
10.9	Form of Indemnity Agreement	S-1	333-263658	10.5	August 31, 2022
10.10	Promissory Note, dated January 26, 2022, issued to the Sponsor.	S-1	333-263658	10.7	March 17, 2022
10.11	Securities Subscription Agreement, dated January 26, 2022, between the Company and Israel Acquisitions Sponsor LLC.	S-1	333-263658	10.8	March 17, 2022
10.12	Sponsor Support Agreement, dated January 2, 2024, by and among the Company, Pomvom Ltd. and Israel Acquisitions Sponsor LLC.	8-K	001-41593	10.1	January 2, 2024
10.13	Form of Transaction Support Agreement.	8-K	001-41593	10.2	January 2, 2024
10.14	Form of Registration Rights and Lock-Up Agreement.	8-K	001-41593	10.3	January 2, 2024
10.15	Amendment to the Investment Management Trust Agreement, dated January 8, 2024, by and between Israel Acquisitions Corp and Equiniti Trust Company, LLC.	8-K	001-41593	10.1	January 11, 2024
10.16	Amended and Restated Sponsor Support Agreement, dated April 19, 2024, by and among the Company, Pomvom Ltd. and Israel Acquisitions Sponsor LLC.	10-Q	001-41593	10.1	May 15, 2024
10.17	Promissory Note, dated January 18, 2024, by and between the Company and Israel Acquisitions Sponsor.	10-Q	001-41593	10.5	May 15, 2024
10.18	Promissory Note, dated July 17, 2024, between the Company and Israel Acquisitions Sponsor LLC.	10-Q	001-41593	10.1	August 14, 2024
10.19	Amendment to the Investment Management Trust Agreement, dated January 6, 2025, by and between Israel Acquisitions Corp and Equiniti Trust Company, LLC.	8-K	001-41593	10.1	January 10, 2025

10.20	Promissory Note dated January 17, 2025, by and between the Company and the Sponsor	8-K	001-41593	10.1	January 22, 2025
10.21	Form of Sponsor Support Agreement.	8-K	001-41593	10.1	January 27, 2025
10.22	Form of Transaction Support Agreement.	8-K	001-41593	10.2	January 27, 2025
10.23	Letter Agreement, dated as of October 14, 2025, by and among, ISRL, the Sponsor, and Gadfin Ltd.	8-K	001-41593	10.1	October 16, 2025
10.24	Advisory Agreement, dated as of October 14, 2025, by and among ISRL, the Sponsor, and BTIG.	8-K	001-41593	10.2	October 16, 2025
10.25	Waiver to the Administrative Services Agreement, dated December 31, 2025 by and among the Company and the Sponsor	8-K	001-41593	10.1	January 2, 2026
10.26	Amendment to the Investment Management Trust Agreement, dated January 16, 2026, by and between Israel Acquisitions Corp and Equiniti Trust Company, LLC.	8-K	001-41593	10.1	January 22, 2026
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Security Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Security Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy	10-K/A	001-41593	97.1	June 23, 2025
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File. Formatted in Inline XBRL and contained in exhibit 101.
*	Filed herewith.

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

Dated: March 31, 2026

ISRAEL ACQUISITIONS CORP
By:	/s/ Ziv Elul
	Name:	Ziv Elul
	Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Position	Date
By:	/s/ Ziv Elul	Chief Executive Officer and Director	March 31, 2026
	Ziv Elul	(Principal Executive Officer)

By:	/s/ Sharon Barzik Cohen	Chief Financial Officer and Director	March 31, 2026
	Sharon Barzik Cohen	(Principal Financial and Accounting Officer)

By:	/s/ Izhar Shay	Director (Chairman)	March 31, 2026
Izhar Shay

By:	/s/ Candice Beaumont	Director	March 31, 2026
Candice Beaumont

By:	/s/ Peter Cohen	Director	March 31, 2026
Peter Cohen

By:	/s/ Roy Zisapel	Director	March 31, 2026
Roy Zisapel

By:	/s/ Daniel Recanati	Director	March 31, 2026
Daniel Recanati

ISRAEL ACQUISITIONS CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Israel Acquisitions Corp

Bee Cave, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Israel Acquisitions Corp (the “Company”) as of December 31, 2025 and 2024, the related statements of operations, changes in ordinary shares subject to possible redemption and shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company lacks the financial resources, including cash and working capital, it needs to sustain its operations, and the Company’s ability to execute its business plan is dependent upon its completion of an initial business combination as described in Note 1 to the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York

March 31, 2026.

ISRAEL ACQUISITIONS CORP

BALANCE SHEETS

	December 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$6,938	$21,257
Prepaid expenses	31,167	6,359
Cash and Marketable Securities held in Trust Account	9,933,329	82,604,083
Total Current Assets	9,971,434	82,631,699
Total Assets	$9,971,434	$82,631,699

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$447,344	$224,964
Accounts payable	235,158	305,839
Due to related party	5,015	120,000
Promissory note - related party	1,932,204	825,000
Deferred underwriting commissions	5,406,250	5,406,250
Total Current Liabilities	8,025,971	6,882,053
Total Liabilities	8,025,971	6,882,053

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 797,932 and 7,259,615 shares issued and outstanding at redemption value at December 31, 2025 and December 31, 2024, respectively	9,933,329	82,604,083

Shareholders’ Deficit
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized; 762,500 shares issued and outstanding (excluding 797,932 and 7,259,615 shares subject to possible redemption) at December 31, 2025 and December 31, 2024, respectively	76	76
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized; 4,791,667 shares issued and outstanding at December 31, 2025 and December 31, 2024	479	479
Additional paid-in capital	145,521	—
Accumulated deficit	(8,133,942)	(6,854,992)
Total Shareholders’ Deficit	(7,987,866)	(6,854,437)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$9,971,434	$82,631,699

The accompanying notes are an integral part of these financial statements.

ISRAEL ACQUISITIONS CORP

STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024
Marketing and advertising expense	$750	$350
Administrative expense	8,872	16,862
Administrative expense - related party	120,000	120,000
Legal and accounting expense	629,789	748,069
Dues and subscriptions expense	145,135	89,700
Listing fee expense	131,778	194,954
Insurance expense	127,942	240,007
Loss from operations	(1,164,266)	(1,409,942)

Other income:
Gain on extinguishment of liability	125,669	—
Dividend income on marketable securities held in Trust Account	528,065	4,223,235
Dividend income on cash equivalents held in money market account	298	7,278
Interest income	4	3
Other income, net	654,036	4,230,516
Net (loss) income	$(510,230)	$2,820,574

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	1,081,184	7,415,143

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.64	$0.50

Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares	762,500	762,500

Basic and diluted net loss per share, non-redeemable Class A ordinary shares	$(0.22)	$(0.16)

Basic and diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	4,791,667	4,791,667

Basic and diluted net loss per share, non-redeemable Class B ordinary shares	$(0.22)	$(0.16)

The accompanying notes are an integral part of these financial statements.

ISRAEL ACQUISITIONS CORP

STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

For the Year Ended December 31, 2025

	Class A
	Ordinary Shares Subject to Possible		Class A		Class B		Additional		Total
	Redemption		Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	7,259,615	$82,604,083	762,500	$76	4,791,667	$479	$—	$(6,854,992)	$(6,854,437)
Capital Contribution by Sponsor through waiver of Administrative fee	—	—	—	—	—	—	240,000	—	240,000
Remeasurement of Class A ordinary shares to redemption value	—	863,199	—	—	—	—	(94,479)	(768,720)	(863,199)
Redemption of Class A ordinary shares	(6,461,683)	(73,533,953)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(510,230)	(510,230)
Balance – December 31, 2025	797,932	9,933,329	762,500	$76	4,791,667	$479	$145,521	$(8,133,942)	$(7,987,866)

For the Year Ended December 31, 2024

	Class A
	Ordinary Shares Subject to Possible		Class A		Class B		Additional		Total
	Redemption		Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2023	14,375,000	$153,702,006	762,500	$76	4,791,667	$479	$—	$(4,852,331)	$(4,851,776)
Remeasurement of Class A ordinary shares to redemption value	—	4,823,235	—	—	—	—	—	(4,823,235)	(4,823,235)
Redemption of Class A ordinary shares	(7,115,385)	(75,921,158)	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	2,820,574	2,820,574
Balance – December 31, 2024	7,259,615	82,604,083	762,500	$76	4,791,667	$479	$—	$(6,854,992)	$(6,854,437)

The accompanying notes are an integral part of these financial statements.

ISRAEL ACQUISITIONS CORP

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024
Cash Flows from Operating Activities:
Net (loss) income	$(510,230)	$2,820,574
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Administrative Services fee waived by Sponsor	240,000	—
Changes in operating assets and liabilities:
Prepaid expenses	(24,808)	138,755
Due to related party	(114,985)	3,871
Accounts payable	(70,681)	214,700
Accrued expenses	222,380	169,964
Net cash (used in) provided by operating activities	(258,324)	3,347,864

Cash Flows from Investing Activities:
Purchase and reinvestment of marketable securities held in Trust Account	(863,199)	(4,823,235)
Proceeds from redemption of marketable securities held in Trust Account	73,533,953	75,921,158
Net cash provided by investing activities	72,670,754	71,097,923

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	1,107,204	825,000
Redemptions of Class A ordinary shares subject to redemption	(73,533,953)	(75,921,158)
Net cash (used in) financing activities	(72,426,749)	(75,096,158)

Net Change in Cash and Cash Equivalents	(14,319)	(650,371)
Cash and Cash Equivalents - Beginning	21,257	671,628
Cash and Cash Equivalents - Ending	$6,938	$21,257

Non-Cash Investing and Financing Activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$863,199	$4,823,235

The accompanying notes are an integral part of these financial statements.

ISRAEL ACQUISITIONS CORP

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from August 24, 2021 (inception) through December 31, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), and, since the completion of the Initial Public Offering, a search for a target to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of gains on marketable securities held in the Trust Account, as well as interest and dividend income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

On January 8, 2024, by special resolution and at an extraordinary general meeting of shareholders, the Company (i) entered into an amendment (the “Trust Agreement Amendment”) to the Investment Management Trust Agreement dated as of January 12, 2023 (the “Trust Agreement”), with Equiniti Trust Company, LLC (f/k/a American Stock Transfer & Trust Company) (the “Trustee”) and (ii) amended the Company’s Second Amended and Restated Memorandum and Articles of Association, in its entirety, by adopting the Company’s Third Amended and Restated Memorandum and Articles of Association, pursuant to which the Company may extend the date by which the Company must consummate an initial business combination (the “Termination Date”) from 12 months from the closing of the Initial Public Offering (January 18, 2024) up to twelve (12) times (each, an “Extension”) to January 18, 2025, with each Extension comprised of one month. Pursuant to the Trust Agreement Amendment, the Company can extend the Termination Date by providing five days’ advance notice to the Trustee prior to the applicable Extension and depositing into the Trust Account the lesser of (i) $50,000 or (ii) $0.02 per Public Share, multiplied by the number of Public Shares that remain outstanding by the end of the then-current extended period, by the date of such Extension.

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

On January 16, 2026, by special resolution and at an extraordinary general meeting of shareholders, the Company (i) entered into an amendment (the “Third Trust Agreement Amendment”) to the Trust Agreement and (ii) amended the Company’s Fourth Amended and Restated Memorandum and Articles of Association, in its entirety, by adopting the Company’s Fifth Amended and Restated Memorandum and Articles of Association, pursuant to which the Company may extend the Termination Date from January 18, 2026 up to twelve (12) times to January 18, 2027, with each such Extension comprised of one month. Pursuant to the Third Trust Agreement Amendment, the Company can extend the Termination Date by providing five days’ advance notice to the Trustee prior to the applicable Extended Date and depositing into the Trust Account the lesser of (i) $5,000 or (ii) $0.05 per Public Share, multiplied by the number of Public Shares that remain outstanding by the end of the then-current Extended Date, by the date of such Extension.

In connection with the shareholders’ vote, holders of 295,860 Class A ordinary shares of the Company exercised their right to redeem such shares (the “Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, $3,683,115.04 was removed from the Trust Account to pay such holders. Following the aforementioned Redemption, the Company has 6,056,239 ordinary shares of the Company (inclusive of the Class A ordinary shares underlying the private placement units of the Company) outstanding.

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

Under the Business Combination Agreement, as amended, holders of Gadfin equity interests are expected to receive approximately $180,000,000 (the “Gadfin Equity Value”) in aggregate consideration in the form of NewPubco Ordinary Shares, equal to the quotient obtained by dividing (a) the Gadfin Equity Value by (b) the fully diluted number of Gadfin ordinary shares and preferred shares (including ordinary shares issuable upon exercise, vesting and settlement of Gadfin options and Gadfin warrants and other convertible securities of Gadfin).

In addition, following the closing of the Business Combination and subject to the occurrence of the $12.50 Share Price Milestone and/or the $15.00 Share Price Milestone, NewPubco shall issue to each holder of Gadfin as of immediately prior to the Acquisition Merger Effective Time (as defined below), a certain number of Price Adjustment Earnout Shares, subject to the terms and conditions set forth therein.

Immediately after the Share Split, and at the effective time of the Acquisition Merger, Merger Sub 1 will be merged with and into Gadfin upon the terms and subject to the conditions set forth in the Business Combination Agreement, and in accordance with the applicable provisions of the Israeli Companies Law (“ICL”), whereupon the separate corporate existence of Merger Sub 1 will cease and Gadfin will continue its existence under the ICL as the surviving corporation and become a wholly owned subsidiary of NewPubco (the “Acquisition Surviving Company”), on the terms and subject to the conditions set forth in the Business Combination Agreement. From and after the effective time of the Acquisition Merger, Gadfin will possess all the rights, powers, privileges, properties and franchises and be subject to all of the obligations, liabilities and duties of Gadfin and Merger Sub 1, all as provided under the ICL. As soon as practicable after the determination of the date on which the Closing is to take place, each of Gadfin and Merger Sub 1 shall, in coordination with each other, deliver to the Israeli Register of Companies (the “Companies Registrar”) a notice of the contemplated Acquisition Merger, setting forth the proposed date of the Closing on which the Companies Registrar is requested to issue a certificate evidencing the Acquisition Merger in accordance with Section 323(5) of the ICL (the “Certificate of Merger”), after another notice that the Closing has occurred is served to the Companies Registrar, which the parties shall deliver as of the date of Closing Date. The Acquisition Merger will become effective upon the issuance by the Companies Registrar of the Certificate of Merger in accordance with Section 323(5) of the ICL (such time as the Acquisition Merger becomes effective being the “Acquisition Merger Effective Time”).

On July 2, 2025, the Company, Gadfin, and NewPubco entered into an amendment to the Business Combination Agreement (the “Amendment”). Pursuant to the Amendment, the Company and Gadfin agreed to (i) remove the requirement for the Company to liquidate immediately following the Mergers (as defined in the Business Combination Agreement), (ii) revise the Company Equity Value (as defined in the Business Combination Agreement) to $180,000,000, (iii) remove the PCAOB Related Default (as defined in the Business Combination Agreement) and related provisions, (iv) remove the Threshold Raised Amount (as defined in the Business Combination Agreement) and related provisions, (v) clarify the maximum dilution calculation, (v) extend the deadline for the Benchmark Analysis (as defined in the Business Combination Agreement) to September 30, 2025, (vi) add a termination right for Gadfin, without penalty, in the event the Company does not, within 30 days of the Amendment, receive a full cash waiver from underwriters of the deferred underwriting fees currently owed and outstanding by the Company, and (vii) act as a joinder agreement pursuant to which NewPubco became a party to the Business Combination Agreement.

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

On December 31, 2025, the Company, Gadfin, and NewPubco entered into an amendment to the Business Combination Agreement (the “Second Amendment”). Pursuant to the Second Amendment, the Company and Gadfin agreed to extend the Termination Date (as defined in the Business Combination Agreement) to March 16, 2026 and removed the automatic extensions of the Termination Date.

On January 16, 2026, by special resolution and at an extraordinary general meeting of shareholders, the Company (i) entered into an amendment (the “Third Trust Agreement Amendment”) to the Trust Agreement and (ii) amended the Company’s Fourth Amended and Restated Memorandum and Articles of Association, in its entirety, by adopting the Company’s Fifth Amended and Restated Memorandum and Articles of Association, pursuant to which the Company may extend the Termination Date from January 18, 2026 up to twelve (12) times to January 18, 2027, with each such Extension comprised of one month. Pursuant to the Third Trust Agreement Amendment, the Company can extend the Termination Date by providing five days’ advance notice to the Trustee prior to the applicable Extended Date and depositing into the Trust Account the lesser of (i) $5,000 or (ii) $0.05 per Public Share, multiplied by the number of Public Shares that remain outstanding by the end of the then-current Extended Date, by the date of such Extension.

In connection with the shareholders’ vote, holders of 295,860 Class A ordinary shares of the Company exercised their right to redeem such shares (the “Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, $3,683,115.04 was removed from the Trust Account to pay such holders. Following the aforementioned Redemption, the Company has 6,056,239 ordinary shares of the Company (inclusive of the Class A ordinary shares underlying the private placement units of the Company) outstanding.

On March 13, 2026, the Company, Gadfin, and Gadfin Regev Holdings Ltd., a company domiciled in Israel entered into the Third Amendment. Pursuant to the Third Amendment, the Company and Gadfin agreed to revise Section 7.1(d) to extend the termination date to April 15, 2026.

The Company may terminate the Business Combination Agreement if the representations and warranties of Gadfin are not true and correct or if Gadfin has materially breached any covenant or agreement as set forth in the Business Combination Agreement.

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

Deficiency Letter

On May 28, 2025, Company received a deficiency letter (the “MVLS Notice”) from the Listing Qualifications Department of Nasdaq notifying the Company that, based on the market value of listed securities for the previous 30 consecutive business days, the listing of the Company’s securities was not in compliance with Nasdaq Listing Rule 5450(b)(2)(A) to maintain a minimum market value of listed securities of at least $50 million (the “MVLS Requirement”). In accordance with Listing Rule 5810(c)(3)(C), the Company was provided 180 calendar days (or until November 24, 2025) to regain compliance with the Rule. The Company did not regain compliance with the MVLS Requirement. As a result, on November 25, 2025, the Company received a delist determination letter from the Listing Qualifications Department advising the Company that its securities would be delisted. On January 13, 2026, Nasdaq announced its intention to delist the Company’s Class A ordinary shares, units and warrants, followed by a Form 25 filed with the SEC on January 21, 2026 to complete the delisting. The Company’s Class A ordinary shares, units and warrants now trade on the Pink Current tier of the OTC Markets under symbols “ISLUF”, “ISRLF” and “ISLWF,” respectively.

Liquidity Capital Resources and Going Concern

As of December 31, 2025, the Company had $6,938 in its operating bank account and a working capital deficit of $2,581,616 (excluding cash and marketable securities held in the Trust Account and the deferred underwriter fee payable) compared to $21,257 in its operating bank account and a working capital deficit of $1,448,187 (excluding cash and marketable securities held in the Trust Account and the deferred underwriter fee payable) as of December 31, 2024.

The Company’s liquidity needs through December 31, 2025 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares” or the “Founder Shares”), the Initial Public Offering and the issuance of the Private Units (see Note 3 and Note 4). Additionally, the Company drew on the Promissory Note (as defined below) to pay certain offering costs (see Note 4).

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources, including cash and working capital, it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Although no formal agreement exists, the Sponsor is committed to extend Working Capital Loans as needed (defined in Note 4 below). Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that (i) new financing will be available to it on commercially acceptable terms, if at all, or (ii) that its plans to consummate an initial business combination will be successful. In addition, management is currently evaluating the impact of the continued Russia-Ukraine conflict, the Israel-Hamas conflict and the expanded regional conflict involving Hezbollah and Iran, the increased rate of inflation in the United States, the effect of recent tariffs imposed by the United States and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) on the industry and its effect on the Company’s financial position and results of its operations.

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

Risks and Uncertainties

Various macroeconomic, geopolitical and regulatory uncertainties and challenges pose risks to economic conditions in the U.S. and globally, including, among others, any resurgence in inflation, changes to trade and tariffs, immigration, energy and other policies resulting from the new U.S. administration, changes in interest rate policies, economic conditions and tensions involving China, U.S. federal government shutdowns and geopolitical instability resulting from the ongoing wars between Russia and Ukraine and between Israel and Hamas, Iran and its proxies in certain of the neighboring countries in the Middle East. In response to the ongoing war between Russia and Ukraine, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The ongoing wars between Russia and Ukraine and between Israel and Hamas, Iran and its proxies in certain of the neighboring countries in the Middle East and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 2 — Significant Accounting Policies

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. As of December 31, 2025 and December 31, 2024, the Company had $6,938 and $21,257 in cash and cash equivalents, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2025 and December 31, 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2025, 797,932 Class A ordinary shares subject to possible redemption are presented as temporary equity, at redemption value, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

The Class A ordinary shares subject to possible redemption is reflected on the balance sheet at December 31, 2025 as follows:

Gross proceeds from Initial Public Offering	$143,750,000
Less:
Proceeds allocated to public warrants	(354,359)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(8,642,235)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	18,948,600
Class A ordinary shares subject to possible redemption at December 31, 2023	153,702,006
Redemption of Class A ordinary shares	(75,921,158)
Re-measurement of Class A ordinary shares subject to possible redemption	4,823,235
Class A ordinary shares subject to possible redemption at December 31, 2024	82,604,083
Redemption of Class A ordinary shares	(73,533,953)
Re-measurement of Class A ordinary shares subject to possible redemption	863,199
Class A ordinary shares subject to possible redemption at December 31, 2025	$9,933,329

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2025 and December 31, 2024. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. U.S. taxation could be imposed if the Company is engaged in a U.S. trade or business. The Company is not expected to be treated as engaged in a U.S. trade or business at this time. Additionally, given the nature of the investment income generated from the funds held in the trust account, it is not subject to tax withholdings in the U.S. Moreover, the Company determined that no income tax liability would arise from any other jurisdictions outside of the Cayman Islands. Consequently, income taxes are not reflected in the Company’s financial statements.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBA”). ASC 740, “Income Taxes”, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The Company evaluated the impact of the new law and determined none of the tax provisions are expected to have a significant impact on the Company’s financial statements.

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

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share for the year ended December 31, 2025 (in dollars, except share amounts):

Year Ended
December 31, 2025
Net loss	$(510,230)
Accretion of temporary equity to redemption value	(863,199)
Net loss including accretion of temporary equity to redemption value	$(1,373,429)

	Year Ended
	December 31, 2025
			Class B Non-
	Class A Redeemable	Class A Non-redeemable	redeemable
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss by class	$(64,093)	$(61,248)	$(384,889)

Less: Accretion allocation based on ownership percentage	$(108,432)	$(103,618)	(651,149)
Allocation of accretion of temporary equity to redeemable shares	863,199	—	—
Total net income (loss) by class	$690,674	$(164,866)	(1,036,038)

Denominator:
Weighted average shares outstanding	1,081,184	762,500	4,791,667
Basic and diluted net income (loss) per share	$0.64	$(0.22)	(0.22)

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

Gain on Extinguishment of Liability

The Company renegotiated amounts due to a vendor. The Company recorded a gain of $125,669 and $0, respectively, for the year ended December 31, 2025 and December 31, 2024. Amounts have been included in gain on extinguishment of liability in the statements of operations.

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and nontaxable or nondeductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU 2023-09 also requires entities to disclose net income taxes paid or received to federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company adopted this standard effective January 1, 2025 and determined there is no material impact on its financial position, results of operations or cash flows.

In December 2025, the FASB issued Accounting Standards Update 2025-11 “Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025-11”). ASU 2025-11 clarifies current interim disclosure requirements and provides a comprehensive list of required interim disclosures. The guidance also incorporates a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in this ASU are required to be adopted for interim reporting periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments can be applied on a prospective or retrospective basis. The Company is currently assessing the impact, if any, that ASU 2025-11 would have on its financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statements.

Note 3 — Initial Public Offering

On January 18, 2023 the Company sold 14,375,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A ordinary share and one warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A ordinary shares at a price of $11.50 per share (see Note 6).

An aggregate of $10.20 per Unit sold in the Initial Public Offering was deposited in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment

Company Act, as determined by the Company. As of December 31, 2025, $9,933,329 was held in the Trust Account. In addition, $6,938 of operating cash is not held in the Trust Account and is available for working capital purposes.

Note 4 — Related Party Transactions

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

Related Party Loans

In addition, to finance transaction costs in connection with an initial business combination, the initial shareholders, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent units of the post initial business combination entity at a price of $10.00 per private placement-equivalent unit. These units would be identical to the Private Units. As of December 31, 2025 and December 31, 2024, the Company had no outstanding Working Capital Loans.

Promissory Note – Related Party

On January 26, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. As of January 18, 2023, the Company had borrowed $237,234 under the Promissory Note. On January 18, 2023 the Company paid $245,540 to the Sponsor, resulting in an overpayment of $8,306 that was recorded as a related party receivable, which was subsequently refunded to the Company prior to December 31, 2023. The Promissory Note was non-interest bearing. As of December 31, 2025 and December 31, 2024, the outstanding balance under the Promissory Note was $0.

On January 18, 2024, the Company issued a promissory note in the amount of $600,000 to pay for up to twelve additional one-month extension payments (the “Extension Note”). On each of January 16, 2024, February 15, 2024, March 11, 2024, April 15, 2024, May 17, 2024, June 14, 2024, July 17, 2024, August 15, 2024, September 12, 2024, October 16, 2024, November 15, 2024, and December 17, 2024, the Company drew $50,000, $600,000 in the aggregate, against the Extension Note to pay for each additional one-month extension. The Extension Note bears no interest and is repayable in full (subject to amendment or waiver) upon the earlier of (i) the date of the consummation of the Company’s initial business combination, or (ii) the date of the Company’s liquidation. As of December 31, 2025 and December 31, 2024, there was $600,000 outstanding under the Extension Note.

Additionally, on July 17, 2024, the Company issued an unsecured promissory note to the Sponsor (the “July Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000. The July Promissory Note bears no interest and is repayable in full (subject to amendment or waiver) upon the earlier of (i) the date of the consummation of the Company’s initial business combination, or (ii) the date of the Company’s liquidation. As of December 31, 2025 and December 31, 2024, there was $1,025,000 and $225,000 outstanding under the July Promissory Note, respectively.

On January 17, 2025, the Company issued an unsecured promissory note to the Sponsor in the amount of $335,131 to pay for up to twelve additional one-month extension payments (the “2025 Extension Note”). On January 17, 2025, February 18, 2025, March 18, 2025, May 19, 2025, June 18, 2025, July 18, 2025, August 18, 2025, September 18, 2025, October 17, 2025, November 18, 2025, and December 19, 2025, the Company drew $27,927 each month against the 2025 Extension Note to pay for an additional one-month extension. The 2025 Extension Note bears no interest and is repayable in full upon the earlier of (i) the date of the consummation of the Company’s initial business combination, or (ii) the date of the Company’s liquidation. As of December 31, 2025, there was $307,204 outstanding under the 2025 Extension Note.

Due to Related Party

A related party has paid for an invoice on behalf of the Company. As of December 31, 2025 and 2024, $5,015 and $0, respectively, is outstanding and recorded under due to related party in the balance sheets related to this invoice.

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

On December 31, 2025, the Company and the Sponsor entered into a waiver to the Agreement (the “Waiver”) whereby the Parties agreed to waive the administrative fees due under the Agreement. Pursuant to the Waiver, the waived administrative fees include (i) the $10,000 per month owed to the Sponsor until the consummation by the Company of an initial business combination or the Company’s liquidation, and (ii) the $240,000 accrued fees to date.

As such, as of December 31, 2025 and December 31, 2024, there is $0 and $120,000, respectively, in due to related party related to the agreement. The Company incurred $120,000, respectively, for the year ended December 31, 2025 and 2024. Amounts have been included in administrative expense - related party in the statements of operations and as a capital contribution within the statements of changes in ordinary shares subject to possible redemption and shareholders’ deficit.

Note 5 — Commitments & Contingencies

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

Note 6 — Shareholders’ Equity (Deficit)

Preference shares - The Company is authorized to issue 2,000,000 preference shares with a par value of $0.0001 per preference share and with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of December 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A ordinary shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per Class A ordinary share. In connection with the shareholders’ vote at an extraordinary general meeting of shareholders held on January 8, 2024, holders of 7,115,385 Class A ordinary shares of the Company exercised their right to redeem such shares. Additionally, in connection with the shareholders’ vote at an extraordinary general meeting of shareholders held on January 6, 2025, holders of 6,461,683 Class A ordinary shares of the Company exercised their right to redeem such shares. Accordingly, as of December 31, 2025 and December 31, 2024, there were 762,500 Class A ordinary shares issued or outstanding, excluding 797,932 and 7,259,615 shares of Class A ordinary shares issued and outstanding subject to possible redemption, respectively.

Class B ordinary shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per Class B ordinary share. Holders are entitled to one vote for each Class B ordinary share. As of December 31, 2025 and December 31, 2024, there were 4,791,667 Class B ordinary shares issued and outstanding.

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

Note 7 — Fair Value Measurements

At December 31, 2025 and December 31, 2024, the Company’s cash and marketable securities held in the Trust Account were valued at $9,933,329 and $82,604,083, respectively. The cash and marketable securities held in the Trust Account must be recorded on the balance sheet at fair value and are subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The following table presents the fair value information, as of December 31, 2025 and December 31 2024, of the Company’s financial assets that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s cash and marketable securities held in the Trust Account are based on dividend and interest income and market fluctuations in the value of invested marketable securities, which are considered observable. The fair value of the marketable securities held in trust is classified within Level 1 of the fair value hierarchy.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	December 31, 2025
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents(1)	$6,898	$—	$—
Cash and marketable securities held in Trust Account	$9,933,329	$—	$—

	December 31, 2024
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and marketable securities held in Trust Account	$82,604,083	$—	$—
(1)	The fair value of money market funds have been measured on a recurring basis using Level 1 inputs, which are based on unadjusted quoted market prices within active markets.

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

Note 9 — Subsequent Events

On January 13, 2026, Nasdaq announced its intension to delist our Class A ordinary shares, units and warrants, followed by a Form 25 filed with the SEC on January 21, 2026 to complete the delisting. The delisting became ten days after the Form 25 was filed. Our Class A ordinary shares, units and warrants now trade on the Pink Current tier of the OTC Markets under symbols “ISRLF”, “ISLUF” and “ISLWF”, respectively.

On January 16, 2026, by special resolution and at an extraordinary general meeting of shareholders, the Company (i) entered into an amendment (the “Third Trust Agreement Amendment”) to the Trust Agreement and (ii) amended the Company’s Fourth Amended and Restated Memorandum and Articles of Association, in its entirety, by adopting the Company’s Fifth Amended and Restated Memorandum and Articles of Association, pursuant to which the Company may extend the Termination Date from January 18, 2026 up to twelve (12) times to January 18, 2027, with each such Extension comprised of one month. Pursuant to the Third Trust Agreement Amendment, the Company can extend the Termination Date by providing five days’ advance notice to the Trustee prior to the applicable Extended Date and depositing into the Trust Account the lesser of (i) $5,000 or (ii) $0.05 per Public Share, multiplied by the number of Public Shares that remain outstanding by the end of the then-current Extended Date, by the date of such Extension.

In connection with the shareholders’ vote, holders of 295,860 Class A ordinary shares of the Company exercised their right to redeem such shares (the “Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, $3,683,115.04 was removed from the Trust Account to pay such holders. Following the aforementioned Redemption, the Company has 6,056,239 ordinary shares of the Company (inclusive of the Class A ordinary shares underlying the private placement units of the Company) outstanding.

On January 18, 2026, the Company drew an additional $5,000 against the Amended Extension Note to extend the Termination Date to February 18, 2026.

On February 18, 2026, the Company drew an additional $5,000 against the Amended Extension Note to extend the Termination Date to March 18, 2026.

On March 13, 2026, the Company, Gadfin, and Gadfin Regev Holdings Ltd., a company domiciled in Israel entered into the Third Amendment. Pursuant to the Third Amendment, the Company and Gadfin agreed to revise Section 7.1(d) to extend the termination date to April 15, 2026.

On March 18, 2026, the Company drew an additional $5,000 against the Amended Extension Note to extend the Termination Date to April 18, 2026