Form 10-Q
period 2026-03-31
Israel Acquisitions Corp
filed 2026-05-15
CIK 1915328

FORM 10-Q

(MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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
(800) 508-1531
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one redeemable warrant	ISLUF	The OTC Market
Class A ordinary shares, par value $0.0001 per share	ISRLF	The OTC Market
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share, each at an exercise price of $11.50 per share	ISLWF	The OTC Market

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

As of May 15, 2026, there were 1,264,572 Class A ordinary shares, par value $0.0001 per share issued and outstanding.

Page
PART I - FINANCIAL INFORMATION	F-1
Item 1. Interim Financial Statements (unaudited).	F-1
Condensed Balance Sheets as of March 31, 2026 and December 31, 2025	F-1
Condensed Statements of Operations for the three months ended March 31, 2026 and 2025	F-2
Condensed Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the three months ended March 31, 2026 and 2025	F-3
Condensed Statements of Cash Flows for the three months ended March 31, 2026 and 2025	F-4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3. Quantitative and Qualitative Disclosures About Market Risk	5
Item 4. Controls and Procedures	5
PART II - OTHER INFORMATION	6
Item 1. Legal Proceedings	6
Item 1.A. Risk Factors	6
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	6
Item 3. Defaults Upon Senior Securities	6
Item 4. Mine Safety Disclosures	6
Item 5. Other Information	6
Item 6. Exhibits	7
PART III - SIGNATURES	8

PART I - FINANCIAL INFORMATION

ISRAEL ACQUISITIONS CORP

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$32,586	$6,938
Prepaid expenses	3,667	31,167
Cash and Marketable Securities held in Trust Account	6,337,572	9,933,329
Total Current Assets	6,373,825	9,971,434
Total Assets	$6,373,825	$9,971,434

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$497,529	$447,344
Accounts payable	248,382	235,158
Due to related party	5,015	5,015
Promissory note – related party	2,127,204	1,932,204
Deferred underwriting commissions	5,406,250	5,406,250
Total Current Liabilities	8,284,380	8,025,971
Total Liabilities	8,284,380	8,025,971

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 502,072 and 797,932 shares issued and outstanding at redemption value at March 31, 2026 and December 31, 2025, respectively	6,337,572	9,933,329

Shareholders’ Deficit
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized; 762,500 shares issued and outstanding (excluding 502,072 and 797,932 shares subject to possible redemption) at March 31, 2026 and December 31, 2025, respectively	76	76
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized; 4,791,667 shares issued and outstanding at March 31, 2026 and December 31, 2025	479	479
Additional paid-in capital	58,176	145,521
Accumulated deficit	(8,306,858)	(8,133,942)
Total Shareholders’ Deficit	(8,248,127)	(7,987,866)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$6,373,825	$9,971,434

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISRAEL ACQUISITIONS CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2026	2025
Marketing and advertising expense	$—	$750
Administrative expense	1,884	2,167
Administrative expense – related party	—	30,000
Legal and accounting expense	174,821	157,178
Dues and subscriptions expense	13,404	—
Listing fee expense	27,714	48,243
Insurance expense	27,500	42,934
Loss from operations	(245,323)	(281,272)

Other income:
Gain on extinguishment of liability	—	113,136
Dividend income on marketable securities held in Trust Account	72,345	234,788
Dividend income on cash equivalents held in money market account	61	—
Interest income	1	1
Other income, net	72,407	347,925
Net (loss) income	$(172,916)	$66,653

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	659,864	1,946,676

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.10	$0.15

Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares	762,500	762,500

Basic and diluted net loss per share, non-redeemable Class A ordinary shares	$(0.04)	$(0.04)

Basic and diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	4,791,667	4,791,667

Basic and diluted net loss per share, non-redeemable Class B ordinary shares	$(0.04)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISRAEL ACQUISITIONS CORP

CONDENSED STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2026

	Class A
	Ordinary Shares Subject to Possible		Class A		Class B		Additional		Total
	Redemption		Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	797,932	9,933,329	762,500	$76	4,791,667	$479	$145,521	$(8,133,942)	$(7,987,866)
Remeasurement of Class A ordinary shares to redemption value	—	87,345	—	—	—	—	(87,345)	—	(87,345)
Redemption of Class A ordinary shares	(295,860)	(3,683,102)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(172,916)	(172,916)
Balance – March 31, 2026	502,072	6,337,572	762,500	$76	4,791,667	$479	$58,176	$(8,306,858)	$(8,248,127)

For the Three Months Ended March 31, 2025

	Class A
	Ordinary Shares Subject to Possible		Class A		Class B		Additional		Total
	Redemption		Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	7,259,615	82,604,083	762,500	$76	4,791,667	$479	$—	$(6,854,992)	$(6,854,437)
Remeasurement of Class A ordinary shares to redemption value	—	318,570	—	—	—	—	—	(318,570)	(318,570)
Redemption of Class A ordinary shares	(6,461,683)	(73,533,953)	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	66,653	66,653
Balance – March 31, 2025	797,932	9,388,700	762,500	$76	4,791,667	$479	$—	$(7,106,909)	$(7,106,354)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISRAEL ACQUISITIONS CORP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2026	2025
Cash Flows from Operating Activities:
Net (loss) income	$(172,916)	$66,653
Changes in operating assets and liabilities:
Prepaid expenses	27,500	(63,566)
Due to related party	—	30,000
Accounts payable	13,224	(172,073)
Accrued expenses	50,185	4,709
Net cash (used in) provided by operating activities	(82,007)	(134,277)

Cash Flows from Investing Activities:
Purchase and reinvestment of marketable securities held in Trust Account	(87,345)	(318,570)
Proceeds from redemption of marketable securities held in Trust Account	3,683,102	73,533,953
Net cash provided by investing activities	3,595,757	73,215,383

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	195,000	458,783
Redemptions of Class A ordinary shares subject to redemption	(3,683,102)	(73,533,953)
Net cash (used in) financing activities	(3,488,102)	(73,075,170)

Net Change in Cash and Cash Equivalents	25,648	5,936
Cash and Cash Equivalents - Beginning	6,938	21,257
Cash and Cash Equivalents - Ending	$32,586	$27,193

Non-Cash Investing and Financing Activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$87,345	$318,570

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from August 24, 2021 (inception) through March 31, 2026 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), and, since the completion of the Initial Public Offering, a search for a target to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of gains on marketable securities held in the Trust Account, as well as interest and dividend income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on January 12, 2023 (the “Registration Statement”). On January 18, 2023, the Company consummated its Initial Public Offering of 14,375,000 units (each a “Public Unit” and the “Public Units”) at $10.00 per Public Unit (including the issuance of 1,875,000 Public Units as a result of the underwriters’ exercise of their over-allotment option in full), generating gross proceeds of $143,750,000, which is discussed in Note 3. Each Public Unit is comprised of one Class A ordinary share, par value $0.0001 per share (each, a “Public Share” and the “Public Shares”) and one redeemable warrant evidencing the right to purchase one Class A ordinary share at a purchase price of $11.50 per Class A ordinary share (each a “Public Warrant” and the “Public Warrants”). Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 762,500 private placement units (each, a “Private Unit” and the “Private Units”) to Israel Acquisitions Sponsor LLC (the “Sponsor”), BTIG, LLC, Exos Capital LLC, and JonesTrading Institutional Services LLC, in a private placement at a purchase price of $10.00 per Private Unit, for an aggregate of $7,625,000. Each Private Unit is comprised of one Class A ordinary share, par value $0.0001 per share (each, a “Private Share” and the “Private Shares”) and one redeemable warrant evidencing the right to purchase one Class A ordinary share, par value $0.0001 per share, at a purchase price of $11.50 (each, a “Private Warrant” and the “Private Warrants”).

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

In connection with the shareholders’ vote, holders of 295,860 Class A ordinary shares of the Company exercised their right to redeem such shares (the “Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, $3,683,102 was removed from the Trust Account to pay such holders. Following the aforementioned Redemption, the Company has 6,056,239 ordinary shares of the Company (inclusive of the Class A ordinary shares underlying the private placement units of the Company) outstanding.

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

In connection with the shareholders’ vote, holders of 295,860 Class A ordinary shares of the Company exercised their right to redeem such shares (the “Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, $3,683,102 was removed from the Trust Account to pay such holders. Following the aforementioned Redemption, the Company has 6,056,239 ordinary shares of the Company (inclusive of the Class A ordinary shares underlying the private placement units of the Company) outstanding.

On March 13, 2026, the Company, Gadfin, and Gadfin Regev Holdings Ltd., a company domiciled in Israel entered into the Third Amendment. Pursuant to the Third Amendment, the Company and Gadfin agreed to revise Section 7.1(d) to extend the termination date to April 15, 2026.

On April 15, 2026, the Company, Gadfin, and Gadfin Regev Holdings Ltd., a company domiciled in Israel entered into a fourth amendment to the BCA (the “Fourth Amendment”). Pursuant to the Fourth Amendment, the Company and Gadfin agreed to revise Section 7.1(d) to extend the termination date to May 15, 2026. All other termination rights under the BCA remain.

On May 15, 2026, the Company, Gadfin, and Gadfin Regev Holdings Ltd., a company domiciled in Israel entered into a fifth amendment to the BCA (the “Fifth Amendment”). Pursuant to the Fifth Amendment, the Company and Gadfin agreed to revise Section 7.1(d) to extend the termination date to May 31, 2026. All other termination rights under the BCA remain.

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

Liquidity Capital Resources and Going Concern

As of March 31, 2026, the Company had $32,586 in its operating bank account and a working capital deficit of $2,841,877 (excluding cash and marketable securities held in the Trust Account and the deferred underwriter fee payable) compared to $6,938 in its operating bank account and a working capital deficit of $2,581,616 (excluding cash and marketable securities held in the Trust Account and the deferred underwriter fee payable) as of December 31, 2025.

The Company’s liquidity needs through March 31, 2026 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares” or the “Founder Shares”), the Initial Public Offering and the issuance of the Private Units (see Note 3 and Note 4). Additionally, the Company drew on the Promissory Note (as defined below) to pay certain offering costs (see Note 4).

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2025 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. As of March 31, 2026 and December 31, 2025, the Company had $32,586 and $6,938 in cash and cash equivalents, respectively.

Cash and Marketable Securities held in Trust Account

Following the closing of the Initial Public Offering on January 18, 2023, an amount of $146,625,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units were placed in the Trust Account and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 12 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within 12 months from the closing of the Initial Public Offering, the return of the funds held in the Trust Account to the public shareholders as part of redemption of the public shares (see Note 4).

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2026 and December 31, 2025, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2026, 502,072 Class A ordinary shares subject to possible redemption are presented as temporary equity, at redemption value, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

The Class A ordinary shares subject to possible redemption is reflected on the balance sheet at March 31, 2026 as follows:

Gross proceeds from Initial Public Offering	$143,750,000
Less:
Proceeds allocated to public warrants	(354,359)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(8,642,235)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	18,948,600
Class A ordinary shares subject to possible redemption at December 31, 2023	153,702,006
Redemption of Class A ordinary shares	(75,921,158)
Re-measurement of Class A ordinary shares subject to possible redemption	4,823,235
Class A ordinary shares subject to possible redemption at December 31, 2024	82,604,083
Redemption of Class A ordinary shares	(73,533,953)
Re-measurement of Class A ordinary shares subject to possible redemption	863,199
Class A ordinary shares subject to possible redemption at December 31, 2025	9,933,329
Redemption of Class A ordinary shares	(3,683,102)
Re-measurement of Class A ordinary shares subject to possible redemption	87,345
Class A ordinary shares subject to possible redemption at March 31, 2026	$6,337,572

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2026 and December 31, 2025. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share for the three months ended March 31, 2026 (in dollars, except share amounts):

For The Three Months Ended
March 31, 2026
Net loss	$(172,916)
Accretion of temporary equity to redemption value	(87,345)
Net loss including accretion of temporary equity to redemption value	$(260,261)

	For The Three Months Ended
	March 31, 2026
			Class B Non-
	Class A Redeemable	Class A Non-redeemable	redeemable
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss by class	$(14,335)	$(21,771)	$(136,810)

Less: Accretion allocation based on ownership percentage	$(7,241)	$(10,997)	(69,107)
Allocation of accretion of temporary equity to redeemable shares	87,345	—	—
Total net income (loss) by class	$65,769	$(32,768)	(205,917)

Denominator:
Weighted average shares outstanding	659,864	762,500	4,791,667
Basic and diluted net income (loss) per share	$0.10	$(0.04)	(0.04)

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share for the three months ended March 31, 2025 (in dollars, except share amounts):

For The Three Months Ended
March 31, 2025
Net income	$66,653
Accretion of temporary equity to redemption value	(318,570)
Net loss including accretion of temporary equity to redemption value	$(251,917)

	For The Three Months Ended
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

Gain on Extinguishment of Liability

The Company renegotiated amounts due to a vendor. The Company recorded a gain of $0 and $113,136, respectively, for the three months ended March 31, 2026 and March 31, 2025. Amounts have been included in gain on extinguishment of liability in the statements of operations.

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

An aggregate of $10.20 per Unit sold in the Initial Public Offering was deposited in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. As of March 31, 2026, $6,337,572 was held in the Trust Account. In addition, $32,586 of operating cash is not held in the Trust Account and is available for working capital purposes.

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

Related Party Loans

In addition, to finance transaction costs in connection with an initial business combination, the initial shareholders, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent units of the post initial business combination entity at a price of $10.00 per private placement-equivalent unit. These units would be identical to the Private Units. As of March 31, 2026 and December 31, 2025, the Company had no outstanding Working Capital Loans.

Promissory Note – Related Party

On January 26, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. As of January 18, 2023, the Company had borrowed $237,234 under the Promissory Note. On January 18, 2023 the Company paid $245,540 to the Sponsor, resulting in an overpayment of $8,306 that was recorded as a related party receivable, which was subsequently refunded to the Company prior to December 31, 2023. The Promissory Note was non-interest bearing. As of March 31, 2026 and December 31, 2025, the outstanding balance under the Promissory Note was $0.

On January 18, 2024, the Company issued a promissory note in the amount of $600,000 to pay for up to twelve additional one-month extension payments (the “Extension Note”). On each of January 16, 2024, February 15, 2024, March 11, 2024, April 15, 2024, May 17, 2024, June 14, 2024, July 17, 2024, August 15, 2024, September 12, 2024, October 16, 2024, November 15, 2024, and December 17, 2024, the Company drew $50,000, $600,000 in the aggregate, against the Extension Note to pay for each additional one-month extension. The Extension Note bears no interest and is repayable in full (subject to amendment or waiver) upon the earlier of (i) the date of the consummation of the Company’s initial business combination, or (ii) the date of the Company’s liquidation. As of March 31, 2026 and December 31, 2025, there was $600,000 outstanding under the Extension Note.

Additionally, on July 17, 2024, the Company issued an unsecured promissory note to the Sponsor (the “July Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000. The July Promissory Note bears no interest and is repayable in full (subject to amendment or waiver) upon the earlier of (i) the date of the consummation of the Company’s initial business combination, or (ii) the date of the Company’s liquidation. As of March 31, 2026 and December 31, 2025, there was $1,205,000 and $1,025,000 outstanding under the July Promissory Note, respectively.

On January 17, 2025, the Company issued an unsecured promissory note to the Sponsor in the amount of $335,131 to pay for up to twelve additional one-month extension payments (the “2025 Extension Note”). On January 17, 2025, February 18, 2025, March 18, 2025, May 19, 2025, June 18, 2025, July 18, 2025, August 18, 2025, September 18, 2025, October 17, 2025, November 18, 2025, and December 19, 2025, the Company drew $27,927 each month against the 2025 Extension Note to pay for an additional one-month extensions. On January 18, 2026, February 18, 2026, and March 18, 2026, the Company drew $5,000 each month against the 2025 Extension Note to pay for additional one-month extensions. The 2025 Extension Note bears no interest and is repayable in full upon the earlier of (i) the date of the consummation of the Company’s initial business combination, or (ii) the date of the Company’s liquidation. As of March 31, 2026 and December 31, 2025, there was $322,204 and $307,204 outstanding under the 2025 Extension Note.

Due to Related Party

A related party has paid for an invoice on behalf of the Company. As of March 31, 2026 and December 31, 2025, $5,015 is outstanding and recorded under due to related party in the balance sheets related to this invoice.

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

As such, as of March 31, 2026 and December 31, 2025, there is $0 in due to related party related to the agreement. The Company incurred $0 and $30,000, respectively, for the three months ended March 31, 2026 and 2025. Amounts have been included in administrative expense - related party in the statements of operations and as a capital contribution within the statements of changes in ordinary shares subject to possible redemption and shareholders’ deficit.

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

Note 6 — Shareholders’ Equity (Deficit)

Preference shares - The Company is authorized to issue 2,000,000 preference shares with a par value of $0.0001 per preference share and with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A ordinary shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per Class A ordinary share. In connection with the shareholders’ vote at an extraordinary general meeting of shareholders held on January 8, 2024, holders of 7,115,385 Class A ordinary shares of the Company exercised their right to redeem such shares. Additionally, in connection with the shareholders’ vote at an extraordinary general meeting of shareholders held on January 6, 2025, holders of 6,461,683 Class A ordinary shares of the Company exercised their right to redeem such shares. Additionally, in connection with the shareholders’ vote at an extraordinary general meeting of shareholders held on January 16, 2026, holders of 295,860 Class A ordinary shares of the Company exercised their right to redeem such shares. Accordingly, as of March 31, 2026 and December 31, 2025, there were 762,500 Class A ordinary shares issued or outstanding, respectively, excluding 502,072 and 797,932 shares of Class A ordinary shares issued and outstanding subject to possible redemption, respectively.

Class B ordinary shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per Class B ordinary share. Holders are entitled to one vote for each Class B ordinary share. As of March 31, 2026 and December 31, 2025, there were 4,791,667 Class B ordinary shares issued and outstanding.

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

Note 7 — Fair Value Measurements

At March 31, 2026 and December 31, 2025, the Company’s cash and marketable securities held in the Trust Account were valued at $6,337,572 and $9,933,329, respectively. The cash and marketable securities held in the Trust Account must be recorded on the balance sheet at fair value and are subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The following table presents the fair value information, as of March 31, 2026 and December 31, 2025, of the Company’s financial assets that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s cash and marketable securities held in the Trust Account are based on dividend and interest income and market fluctuations in the value of invested marketable securities, which are considered observable. The fair value of the marketable securities held in trust is classified within Level 1 of the fair value hierarchy.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	March 31, 2026
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents(1)	$6,958	$—	$—
Cash and marketable securities held in Trust Account	$6,337,572	$—	$—

	December 31, 2025
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents(1)	$6,898	$—	$—
Cash and marketable securities held in Trust Account	$9,933,329	$—	$—

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

Note 9 — Subsequent Events

On April 15, 2026, the Company, Gadfin, and Gadfin Regev Holdings Ltd., a company domiciled in Israel entered into a fourth amendment to the BCA (the “Fourth Amendment”). Pursuant to the Fourth Amendment, the Company and Gadfin agreed to revise Section 7.1(d) to extend the termination date to May 15, 2026. All other termination rights under the BCA remain.

On May 15, 2026, the Company, Gadfin, and Gadfin Regev Holdings Ltd., a company domiciled in Israel entered into a fifth amendment to the BCA (the “Fifth Amendment”). Pursuant to the Fifth Amendment, the Company and Gadfin agreed to revise Section 7.1(d) to extend the termination date to May 31, 2026. All other termination rights under the BCA remain.

On May 13, 2026, the Company drew an additional $5,000 against the Amended Extension Note to extend the Termination Date to June 18, 2026.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (an “initial business combination”), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and “variations” and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of an initial business combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (our “Annual Report”), filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

On January 13, 2026, Nasdaq announced its intention to delist our Class A ordinary shares, units and warrants, followed by a Form 25 filed with the SEC on January 21, 2026 to complete the delisting. The delisting became ten days after the Form 25 was filed. Our Class A ordinary shares, units and warrants now trade on the Pink Current tier of the OTC Markets under symbols “ISRLF”, “ISLUF” and “ISLWF”, respectively.

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

In connection with the shareholders’ vote, holders of 295,860 Class A ordinary shares of the Company exercised their right to redeem such shares (the “Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, $3,683,102 was removed from the Trust Account to pay such holders. Following the aforementioned Redemption, the Company has 6,056,239 ordinary shares of the Company (inclusive of the Class A ordinary shares underlying the private placement units of the Company) outstanding.

On each of January 18, 2026, February 18, 2026, and March 18, 2026, the Company drew an additional $5,000 against the Amended Extension Note to extend the Termination Date by subsequent one - month periods to April 18, 2026. On the required extension deadline date, the Company paid $5,000 to extend the Termination date to May 18, 2026. On May 13, 2026, the Company drew an additional $5,000 against the Amended Extension Note to extend the Termination Date to June 18, 2026.

On January 26, 2025, the Company and Gadfin entered into a business combination agreement (the “BCA”), subsequently amended on July 2, 2025 (at which time Gadfin Regev Holdings Ltd., a company domiciled in Israel, became a party), and December 31, 2025. On March 13, 2026, the Company, Gadfin, and Gadfin Regev Holdings Ltd., entered into a third amendment to the BCA (the “Third Amendment”). Pursuant to the Third Amendment, the Company and Gadfin agreed to revise Section 7.1(d) to extend the termination date to April 15, 2026.

On April 15, 2026, the Company, Gadfin, and Gadfin Regev Holdings Ltd., a company domiciled in Israel entered into a fourth amendment to the BCA (the “Fourth Amendment”). Pursuant to the Fourth Amendment, the Company and Gadfin agreed to revise Section 7.1(d) to extend the termination date to May 15, 2026. All other termination rights under the BCA remain.

On May 15, 2026, the Company, Gadfin, and Gadfin Regev Holdings Ltd., a company domiciled in Israel entered into a fifth amendment to the BCA (the “Fifth Amendment”). Pursuant to the Fifth Amendment, the Company and Gadfin agreed to revise Section 7.1(d) to extend the termination date to May 31, 2026. All other termination rights under the BCA remain.

Results of Operations

As of March 31, 2026, we had not commenced any operations. All activity from inception through March 31, 2026 relates to our formation and initial public offering (the “Initial Public Offering”), and, since the completion of the Initial Public Offering, our search for a target to consummate a business combination. We will not generate any operating revenues until after the completion of an initial business combination, at the earliest. We will generate non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering and placed in a U.S.-based trust account (the “Trust Account”). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had net loss of $172,916, which consisted of listing expenses of $27,714, administrative expenses of $1,885, legal and accounting expenses of $174,821, dues and subscriptions expense of $13,404, and insurance expense of $27,500, offset by dividends income on marketable securities held in the Trust Account of $72,345, and dividends and interest on cash and cash equivalents of $62.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2026, we had $32,586 in cash and cash equivalents held outside of the Trust Account and a working capital deficit of $2,841,877 (excluding cash and marketable securities held in the Trust Account and the deferred underwriter fee payable).

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

For the three months ended March 31, 2026, net cash used in operating activities was $82,007. Net loss of $172,916 was adjusted by $90,909 changes in operating assets and liabilities. Net cash provided by investing activities was $3,595,757 related to proceeds from redemption of marketable securities held in Trust Account of $3,683,102, offset by the purchase of marketable securities held in Trust Account of $15,002, as well as dividends received from and reinvestment of marketable securities of $72,342. Net cash used in financing activities was $3,488,102 related to payment of redemptions on Class A ordinary shares subject to redemption of $3,683,102, offset by $195,000 proceeds from drawdowns on the promissory notes with the Sponsor for Trust extension fees and working capital needs.

As of March 31, 2026, we had marketable securities held in the Trust Account of $6,337,572 (including approximately $72,345 of gains on marketable securities) consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting fees and income taxes payable), to complete our initial business combination. To the extent that our capital shares or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash and cash equivalents of $32,586 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit, at the option of the lender. As of March 31, 2026, we did not have any outstanding working capital loans.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of March 31, 2026.

The underwriters of the Initial Public Offering are entitled to a deferred discount of $0.35 per Unit, or $5,406,250 in the aggregate. The deferred discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates as of March 31, 2026.

Recent Accounting Pronouncements

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

As of the end of the fiscal quarter ended March 31, 2026, no director or officer of the Company adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
2.1	Business Combination Agreement, dated as of January 26, 2025, by and among, Israel Acquisitions Corp and Gadfin Ltd.	8-K	001-41593	2.1	January 27, 2025
2.2	Amendment No. 1 to the Business Combination Agreement, dated July 2, 2025, by and between Israel Acquisitions Corp, Gadfin Ltd., and Gadfin Regev Holdings Ltd.	8-K	000-41593	2.2	July 3, 2025
2.3	Amendment No. 2 to the Business Combination Agreement, dated December 31, 2025, by and between Israel Acquisitions Corp, Gadfin Ltd., and Gadfin Regev Holdings Ltd.	8-K	000-41593	2.3	March 9, 2026
2.4	Amendment No. 3 to the Business Combination Agreement, dated March 13, 2026, by and between Israel Acquisitions Corp, Gadfin Ltd., and Gadfin Regev Holdings Ltd.	8-K	000-41593	2.4	March 17, 2026
2.5	Amendment No. 4 to the Business Combination Agreement, dated April 15, 2026, by and between Israel Acquisitions Corp, Gadfin Ltd., and Gadfin Regev Holdings Ltd.	8-K	001-41593	2.5	April 17, 2026
2.6	Amendment No. 5 to the Business Combination Agreement, dated May 15, 2026, by and between Israel Acquisitions Corp, Gadfin Ltd., and Gadfin Regev Holdings Ltd.	8-K	001-41593	2.6	May 15, 2026
3.1	Fifth Amended and Restated Memorandum and Articles of Association, adopted on January 16, 2026.	8-K	001-41593	3.1	January 22, 2026
10.1	Waiver to the Administrative Services Agreement, dated December 31, 2025 by and among the Company and the Sponsor	8-K	001-41593	10.1	January 2, 2026
10.2	Amendment to the Investment Management Trust Agreement, dated January 16, 2026, by and between Israel Acquisitions Corp and Equiniti Trust Company, LLC.	8-K	001-41593	10.1	January 22, 2026
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Security Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d -14(a) under the Security Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File. Formatted in Inline XBRL and contained in exhibit 101.
*	Filed herewith.
**	Furnished herewith.

PART III – SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISRAEL ACQUISITIONS CORP
Date: May 15, 2026	By:	/s/ Ziv Elul
	Name:	Ziv Elul
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Sharon Barzik Cohen
	Name:	Sharon Barzik Cohen
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)